Form 10-Q
period 1995-02-28
RULE INDUSTRIES INC
filed 1995-04-18
CIK 276437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For Quarter Ended     February 28, 1995       Commission File Number      0-8740
                   -----------------------                           -----------


                             Rule Industries, Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)


               Massachusetts                            04-2384630
     ---------------------------------      ----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation of organization)


  70 Blanchard Road, Burlington, Massachusetts                  01803
 ------------------------------------------------              ---------
 (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code   (617) 272-7400
                                                     --------------


                                     None
  -------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes    X    No
                                           -------    -------


On April 12, 1994, there were 2,640,532 shares of the Registrant's common stock outstanding.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES



Part I - Financial Information
- ------------------------------

  Consolidated Condensed Balance Sheets, February 28, 1995 and August 31, 1994.

  Consolidated Condensed Statements of Income, Three Months and Six Months Ended February 28, 1995 and 1994.

  Consolidated Condensed Statements of Cash Flow, Six Months Ended February 28, 1995 and 1994.

  Notes to Consolidated Condensed Financial Statements.

  Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II - Other Information
- ---------------------------

  Item 1:  Legal Proceedings

           See Note 4 to the Consolidated Condensed Financial Statements
           (Part I).

  Item 6:  Exhibits and Reports on Form 8-K

           A.  Exhibits

               1. First Amendment to Credit Agreement dated March 31, 1995 with
                  BayBank, the Company's senior institutional lender.

               2. Amended and Restated Credit Note dated March 31, 1995 with
                  BayBank.

           B.  Reports on Form 8-K

               None

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES
                        Part I - Financial Information
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                     Assets

                                            February 28, 1995  August 31, 1994
                                            -----------------  ----------------
                                               (Unaudited)

  Current Assets:
    Cash                                         $    45           $    56
    Trade accounts receivable, net                11,550            11,866
    Inventories:
       Raw materials                              10,151             8,788
       Work-in-process                             1,836             1,356
       Finished goods                             10,422             9,032
    Prepaid expenses and other current
     assets                                          867             1,180
                                                  ------            ------

         Total Current Assets                     34,871            32,278
                                                  ------            ------

  Property, Plant and equipment, net              13,236            12,530
                                                  ------            ------

  Other Assets:
    Deferred charges, net                            384               758
    Goodwill, patents, licenses,
     formulas, trademarks,
     and other intangibles, net                   19,475            20,190
    Other                                            906               887
                                                  ------            ------

         Total Other Assets                       20,765            21,835
                                                  ------            ------

                                                 $68,872           $66,643
                                                  ======            ======



    See accompanying notes to consolidated condensed financial statements.


                                  (continued)

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES
                        Part I - Financial Information
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                     Liabilities and Stockholders' Equity

                                           February 28, 1995   August 31, 1994
                                           ------------------  ----------------
                                               (Unaudited)
Current Liabilities:
 Current portion of debt                         $ 6,022           $ 7,551
 Accounts payable                                  9,685             9,293
 Accrued expenses                                  4,976             5,372
 Amounts due to Disston and its
  Shareholder                                        316             2,520
                                                  ------            ------

  Total Current Liabilities                       20,999            24,736
                                                  ------            ------

Long-Term Debt                                    32,724            27,188
                                                  ------            ------

Deferred Income Taxes (Note 6)                     1,528             1,389
                                                  ------            ------

Redeemable Convertible Preferred Stock:
 Series A and B, 8% cumulative. $100 par
  value, authorized 100,000 shares,
  issued and outstanding 36,100 shares
  at August 31, 1994 (Note 9)                                        3,610
                                                                    ------

Commitments and Contingencies (Note 10)

Common Stockholders' Equity:
 Common stock, $.01 par value, authorized
  5,000,000 shares, issued 3,316,173 and
  2,895,044 shares, respectively                      33                29
 Additional paid-in capital                        4,905             1,335
 Retained earnings                                11,796            11,432
 Less:  675,641 and 672,784 shares,
  respectively,
  held in treasury, at cost                       (3,113)           (3,076)
                                                  ------            ------

  Total Common Stockholders' Equity               13,621             9,720
                                                  ------            ------

                                                 $68,872           $66,643
                                                  ======            ======




    See accompanying notes to consolidated condensed financial statements.


                                  (concluded)

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
               (In Thousands of Dollars, Except Per Share Data)


                                        Three Months Ended          Six Months Ended
                                            February 28,              February 28,
                                        ------------------          ----------------
                                         1995         1994         1995         1994
                                         ----         ----         ----         ----
Revenues                              $17,206      $11,814      $34,818      $22,439
                                       ------       ------       ------       ------
Cost and Expenses:
 Cost of revenues                      12,460        8,306       24,625       15,674
 Selling, general and
  administrative expense                3,722        2,651        7,633        5,246
 U.S. Anchor litigation credit                                                (2,463)
                                       ------       ------       ------       ------
                                       16,182       10,957       32,258       18,457
                                       ------       ------       ------       ------

Operating Income                        1,024          857        2,560        3,982
Other Expense (Income):
 Interest expense                         963          743        1,972        1,408
 (Gain) Loss on sale of
  investment (Note 4)                                   56         (864)          56
                                       ------       ------       ------       ------
                                          963          799        1,108        1,464
                                       ------       ------       ------       ------

Income before Income Taxes                 61           58        1,452        2,518
Provision for Income Taxes                 18           23          480          359
                                       ------       ------       ------       ------
Income Before
 Extraordinary Item                        43           35          972        2,159
Extraordinary Item:
 Costs related to early
  extinguishment of debt
  (net of income tax credit
  of $316,000) (Note 8)                                             588
                                       ------       ------       ------       ------

Net Income                                 43           35          384        2,159
Less Dividends on Preferred Stock                       72           24          144
                                       ------       ------       ------       ------
Income (Loss) Applicable
 to Common Stockholders               $    43      $   (37)     $   360      $ 2,015
                                       ======       ======       ======      =======

Weighted Average Number of
 Common
 Shares Outstanding:
  Primary                           2,755,895    2,212,839    2,653,730    2,209,856
                                    =========    =========    =========    =========
  Fully Diluted                     2,755,895    2,212,839    2,788,168    2,652,453
                                    =========    =========    =========    =========

Primary Earnings (Loss)
 Per Common Share:
 Before extraordinary item            $   .02      $  (.02)     $   .36      $   .91
 Extraordinary item                                                 .22
                                       ------       ------       ------       ------
Total Primary Earnings
 (Loss) Per Common Share:             $   .02      $  (.02)     $   .14      $   .91
                                       ------       ------       ------       ------
Fully Diluted Earnings
 (Loss) Per Common Share:
 Before extraordinary item            $   .02      $ (.02)      $   .35      $   .81
 Extraordinary item                                                 .21
                                       ------       ------       ------       ------
Total Fully Diluted Earnings (Loss)
 Per Common Share                     $   .02      $ (.02)      $   .14      $   .81
                                       ======       ======       ======       ======


     See accompanying notes to consolidated condensed financial statements.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flow
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                           Six Months Ended
                                                             February 28,
                                                        ----------------------
                                                          1995          1994
                                                        --------      --------
Cash Flows from Operating Activities:
 Net income                                             $    384      $  2,159
 Depreciation                                                888           700
 Amortization                                                987           565
 Amortization of discount on debt                             84
 Write off of deferred financing costs                       434            29
 Deferred income taxes                                       139           359
 Gain on sale of investment in marketable securities        (864)
 Accrual for estimated litigation costs
  related to U.S. Anchor                                                (2,660)
 Working capital items                                    (3,125)          814
                                                         -------       -------

  Net Cash Provided by (Used in) Operating Activities     (1,073)        1,966
                                                         -------       -------

Cash Flows from Investing Activities:
 Acquisitions of property and equipment                   (1,594)         (725)
 Proceeds from sale of investment in
  marketable securities                                    1,397
 Goodwill, patents, trademarks and other intangibles        (205)       (5,874)
 Increase in non-current assets                              (19)         (639)
 Payments of amounts due Disston and its Shareholder      (2,204)
                                                         -------       -------

  Net Cash Used in Investing Activities                   (2,625)       (7,238)
                                                         -------       -------

Cash Flows from Financing Activities:
 Proceeds from revolving line of credit                   19,152        28,482
 Repayment of revolving line of credit                   (15,967)      (23,009)
 Proceeds from long-term borrowings                        7,020           500
 Repayment of long-term debt                              (6,299)         (542)
 Preferred dividends paid                                    (72)         (144)
 Deferred finance costs                                     (233)           43
 Proceeds from issuance of common stock                       86            48
                                                         -------       -------

  Net Cash Provided by Financing Activities                3,687         5,378
                                                         -------       -------

Net Increase (Decrease) in Cash                              (11)           58
Cash, beginning of period                                     56            57
                                                         -------       -------

Cash, end of period                                     $     45       $   115
                                                         =======       =======

Cash payments for interest and income taxes were as
 follows:
 Interest                                               $    867       $ 1,531
                                                         =======       =======
 Income taxes                                           $     53       $     2
                                                         =======       =======

     See accompanying notes to consolidated condensed financial statements.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments and the U.S. Anchor litigation credit (Note
     10)) necessary to present fairly its financial position as of February 28, 1995 and the results of operations and cash flows for the six month periods ended February 28, 1995 and 1994. The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the 1994 Rule Industries, Inc. Annual Report.

2.   RESULTS OF OPERATIONS
     ---------------------

     Because of the seasonality of the Company's business segments, the results of operations for the six months ended February 28, 1995 and 1994 are not indicative of the results to be expected for the full fiscal year.

3.   EARNINGS PER SHARE
     ------------------

     Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition, common and common equivalent shares include 401,129 shares of common stock issued upon the November 1994 conversion of preferred stock. Fully diluted earnings per share assume that the preferred stock was converted into common stock as of the beginning of the fiscal year and reflects the elimination of dividends, if such conversion is not antidilutive.

4.   SALE OF INVESTMENT
     ------------------

     In September 1994, the Company sold its investment in 171,983 shares of common stock of DataMarine International, Inc. (DataMarine) for $1,397,000. The carrying value of this investment was $533,000 at August 31, 1994, resulting in a pre-tax gain of $864,000.

5.   ENGINEERING AND DEVELOPMENT EXPENSES
     ------------------------------------

     Engineering and development costs are expensed when incurred. The portion which relates to research and development is included in selling, general and administrative expenses, and the portion relating to manufacturing engineering is included in cost of revenues. The following summarizes the amount of engineering and development expenses reflected in the financial statements:



                              Three Months Ended  Six Months Ended
                                 February 28,       February 28,
                              ------------------  ----------------
                              1995          1994  1995        1994
                              ----          ----  ----        ----
  Selling, general and
   administrative expense    $ 147         $ 129  $ 287       $ 288
  Cost of revenues             172           152    336         303
                               ---           ---    ---         ---
  Total engineering and
   development expense       $ 319         $ 281  $ 623       $ 561
                               ===           ===    ===         ===

6.   INCOME TAXES
     ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in the year(s) in which the differences are expected to reverse.

     At February 28, 1995 and August 31, 1994, the Company had a net operating loss carryforward available for federal income tax purposes of approximately $355,000 expiring through 2008. In addition, the Company had state and other tax credit carryforwards of approximately $634,000, which may be used to offset future income taxes, if any.

     The significant differences between statutory and effective income tax rates are due to the non-taxable earnings of the FSC subsidiary and the reversal of the U.S. Anchor litigation accrual in the quarter ended November 30, 1993, a substantial portion of which was non-taxable.

7.   ACQUISITION
     -----------

     In November 1993, the Company's subsidiary, Rule Manufacturing, Inc., entered into an agreement to acquire certain assets of The Disston Company (Disston). Under the terms of the agreement, the assets were acquired at various dates beginning January 1994. On March 1, 1994, the Company began selling Disston product and, accordingly, results of operations of Disston are included from that date. On May 20, 1994, the Company completed the acquisition and concluded the physical consolidation of Disston's operations prior to August 31, 1994.

     The following unaudited proforma information has been prepared as if the operations of Disston had been combined at the beginning of the period presented and are not indicative of the prospective results of operations had Disston and Rule been a consolidated entity.



                                                       (In Thousands of Dollars,
                                                         Except Per Share Data)
                                                           Six Months Ended
                                                           February 28, 1994
                                                        ------------------------
Revenues                                                        $   36,462
                                                                ==========

Net Income                                                      $    2,391
                                                                ==========

Net Income Applicable to Common Stockholders                    $    2,247
                                                                ==========

Weighted Average Number of Common Shares Outstanding
 Primary                                                         2,209,856
                                                                ==========
 Fully Diluted                                                   2,652,453
                                                                ==========

Earnings Per Common Share:
 Primary                                                        $     1.02
                                                                ==========
 Fully Diluted                                                  $      .90
                                                                ==========

8.   DEBT
     ----
     Debt consisted of the following at February 28, 1995 and August 31, 1994:


                                      February 28, 1995  August 31, 1994
                                      -----------------  ---------------

Senior Indebtedness:

 Term Loans                                 $ 7,325,000      $ 3,075,000
 Revolver Debt                               15,000,000       11,813,000

Subordinated Notes:

 12 1/2% Senior Subordinated Notes           11,073,000       11,039,000
 RemGrit Notes                                2,000,000        3,399,000
 10% Senior Subordinated Notes                                 2,117,000
 6 1/2% Subordinated Debentures               3,348,000        3,296,000
                                            -----------      -----------
                                             38,746,000       34,739,000
  Less current portion                        6,022,000        7,551,000
                                            -----------      -----------
                                            $32,724,000      $27,188,000
                                            ===========      ===========

     (a)  Term Loan and Revolver Debt
          On September 23, 1994, the Company entered into a long-term credit agreement with a new senior lender, the proceeds of which were used to repay the existing revolving debt, certain term loans, and retire the balance remaining on the Senior Subordinated Notes issued in June 1994. The new agreement provides for total borrowings of up to $23,500,000, (increased to $26,000,000 in March 1995), based upon eligible assets including inventories, trade accounts receivable, and machinery and equipment. The facility consists of a $15,000,000 ($17,500,000 as of March 31, 1995) three-year revolving loan, a $6,000,000 term loan, and a $2,500,000 term loan available for new equipment financing. Term borrowings under the agreement are to be repaid quarterly over five years and bear interest at prime plus 3/4%. Revolver borrowings bear interest at prime plus 1/2% or LIBOR plus 2 1/2%. The revolving credit facility expires September 15, 1996 and is renewable annually thereafter. The term loan with the senior lender expires on the earlier of December 31, 1999 or the expiration of the revolving credit facility.

          Under the terms of the credit agreement, the Company, among other things, is restricted from paying dividends and is required to meet certain financial covenants and ratios.

     (b)  RemGrit Notes

          In conjunction with the 1991 acquisition of its RemGrit product line, the Company's RemGrit Abrasive Tools, Inc. subsidiary was indebted to the seller in the amount of $3,399,000 at August 31, 1994, which was scheduled to mature in December 1994. In November 1994, the Company made a $1,149,000 payment to the seller and issued a new note for the balance outstanding of $2,000,000. The new note, as subsequently amended, requires quarterly principal payments of $250,000 beginning June 1, 1995 and matures on February 1, 1996. Interest is payable monthly at the rate of prime plus 1 1/2%.

     (c)  10% Senior Subordinated Notes

          In June 1994, the Company's wholly-owned subsidiary, Rule Cutting Tools, Inc., issued $2,180,000 of Senior Subordinated Notes due May 31, 1995, with immediately exercisable warrants for the purchase of 54,500 shares of Rule common stock. The warrants are exercisable until May 31, 1997 at a price of $10 per share. In

          September 1994, the Company repaid these Notes in their entirety from the proceeds of the sale of DataMarine common stock and the refinancing of senior indebtedness.

     Debt maturities for the period from March 1, 1995 through August 31, 1999 are as follows:


            Six Months Ending August 31,
            ----------------------------
            1995             $ 3,763,000

            Year Ending August 31,
            ---------------------
            1996               5,545,000
            1997              24,687,000
            1987               2,207,000
            1999               2,227,000

     During the quarter ended November 30, 1994, the Company charged $904,000 ($588,000, net of income taxes) as an extraordinary expense, consisting of an early termination fee of $470,000 to the Company's previous senior institutional lender and the write-off of unamortized deferred finance costs related to refinancings.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK
     --------------------------------------

     In December 1991, the shareholders of the Company approved the creation of a new class of preferred stock, and the Company privately placed 31,100 shares of Series A 8% cumulative convertible redeemable stock, $100 par value, for an aggregate price of $3,110,000 in cash. On December 24, 1992, the Company privately placed an additional 5,000 shares of Series B 8% cumulative convertible redeemable preferred stock of $100 par value for an aggregate price of $500,000 in cash. In November 1994, the Company exercised its conversion option and redeemed all preferred shares outstanding at a conversion rate of $9 per share in exchange for the issuance of 401,129 shares of the Company's common stock.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In November 1986, U.S. Anchor Manufacturing, Inc. (U.S. Anchor) instituted a suit against the Company alleging illegal pricing and marketing practices in connection with the Company's marine anchor products. In March 1991, the Company was found liable for damages of approximately $1,600,000 plus plaintiff's legal fees of $800,000. In a unanimous opinion dated November 23, 1993, the U.S. Court of Appeals for the Eleventh Circuit reversed the previous jury verdict for U.S. Anchor, and entered judgement in favor of the Company on all federal antitrust issues. A petition filed by U.S. Anchor with the Supreme Court of the United Stated was subsequently denied. During the quarter ended November 30, 1993, the Company reversed its previously recorded liability for this matter and increased pre-tax income by $2,463,000.

     Certain issues of Georgia state law, which were originally decided in favor of the Company, have recently been pursued by the plaintiff and are under consideration by the United States District Court for the Northern District of Georgia. In addition, the Company has requested the Court to lift the stay on its claims against U.S. Anchor which has been in place since 1990.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
- ---------------------

     Due primarily to the impact of the Disston consumer hardware business, consolidated revenues for the six months and three months ended February 28, 1995 increased by 55% and 46% respectively, over the prior year's comparable periods. Fiscal 1995 revenues of the Company's industrial hardware and marine businesses increased 5% over the prior year. Export revenues in the current fiscal periods continue to be ahead of the prior year with a 31% increase in the first six months of fiscal 1995. In fiscal 1995 consolidated gross margins declined from the prior comparable quarterly and six month periods due to the continued effects of integrating the Disston manufacturing operations in the Company's Deerfield facility and the expansion of capacities. While the Company has made recent progress towards improving manufacturing efficiencies and customer service levels, gross margins and revenues in the first half of fiscal 1995 have been adversely affected. Selling, general and administrative expenses for the quarter and six months ended February 28, 1995 declined to 22% of consolidated revenues due to higher current revenue levels. Operating income for the second quarter of fiscal 1995 increased by 19% over the comparable quarter in fiscal 1994, but decreased to 6% of consolidated revenues.

     Interest expense for the fiscal 1995 periods presented increased due to higher institutional borrowings and subordinated notes issued in connection with the acquisition of the Disston consumer hardware business. Other income of $864,000 represents a gain on the sale of the Company's investment in DataMarine International, Inc. in the first quarter of fiscal 1995. The effective income tax rate of 33% for the first half of fiscal 1995 is more representative of the Company's normal effective tax rate than the 14% fiscal 1994 rate in fiscal 1994. The fiscal 1994 rate was favorably impacted by the reversal of a litigation reserve which was mostly non-taxable.

     During the first quarter of fiscal 1995, the Company refinanced its senior institutional borrowings and repaid the senior subordinated notes issued on June 1, 1994 prior to their scheduled maturities. As a result, the Company incurred non-recurring costs and expensed unamortized finance charges of $904,000 related to the refinanced debt. This amount, net of related income taxes of $316,000 was recorded as an extraordinary item during the first quarter of fiscal 1995.

     During the first quarter of fiscal 1995, the Company converted its preferred stock into 410,129 common shares. Accordingly, there are no dividends on preferred stock in the current fiscal quarter as compared to $72,000 in the prior period, and the primary weighted shares outstanding increased to 2,755,895 in the second fiscal quarter of 1995.

Liquidity and Capital Resources
- -------------------------------

     During the six months ended February 28, 1995, the Company used $1,073,000 from its operating activities to fund the expansion of working capital during the period. The increase in working capital during the period of $3,125,000 resulted primarily from higher seasonal inventories necessary to service the consumer hardware and marine businesses. The seasonal expansion of working capital, in addition to future working capital and debt service requirements, has created additional cash demands on the Company which requires financing. This additional financing was partially addressed in March when the Company's senior institutional lender increased its revolving credit facility by $2,500,000 to $17,500,000. The Company is presently pursuing various alternatives to address its on-going funding needs.

The Company's scheduled expansion of production capacities at its Deerfield, Massachusetts hardware facility has resulted in a substantial increase in capital expenditures during the first half of fiscal 1995. The majority of this expansion is being financed with the $2,500,000 credit facility provided by the same institutional lender. The Company expects that the Deerfield expansion will be completed in its fiscal fourth quarter.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Rule Industries, Inc.
                                                    ---------------------
                                                        (Registrant)



       April 18, 1995                                   /s/ Gary M. Sable
       --------------                                   -----------------
                                                          Gary M. Sable
                                                          Vice President



       April 18, 1995                                   /s/ Albert J. Sabbag
       --------------                                   --------------------
                                                          Albert J. Sabbag
                                                        Corporate Controller

                  AMENDED AND RESTATED REVOLVING CREDIT NOTE


$17,500,000.00                                            Boston, Massachusetts
                                                           March 31, 1995

     FOR VALUE RECEIVED, the undersigned, Rule Industries, Inc., a Massachusetts corporation (the "Borrower"), promises to pay to BayBank, a Massachusetts trust company (the "Lender"), the principal amount of Seventeen Million Five Hundred Thousand Dollars ($17,500,000.00) or such lesser principal amount as shall represent the unpaid principal balance of all Revolving Credit Loans made by the Lender to the Borrower, such payment to be made as hereinafter provided, together with interest (computed on the basis of the actual number of days elapsed over a 360-day year) on the unpaid principal amount hereof until paid in full. The entire unpaid principal of this Note shall bear interest at the rate or rates from time to time in effect under that certain Credit Agreement among the Borrower, the Subsidiary Guarantors named therein and the Lender, dated as of September 21, 1994, as amended by the First Amendment to Credit Agreement, among the Borrower, the Subsidiary Guarantors named therein and the Lender, dated as of the date hereof (as amended, the "Credit Agreement"). Accrued interest on the unpaid principal under this Note shall be payable on the last day of each month in which this Note is outstanding. This Note amends and restates that certain Revolving Credit Note, dated as of September 21, 1994.

     On September 15, 1996, the date of final maturity of this Note, there shall become absolutely due and payable by the Borrower hereunder, and the Borrower hereby promises to pay to the holder hereof, the outstanding principal balance of this Note plus all accrued but unpaid interest hereon and all (if any) other amounts payable on or in respect of this Note or the indebtedness evidenced hereby.

     All payments under this Note shall be made to the Lender at 7 New England Executive Park, Burlington, Massachusetts 01803 (or at such other place as the Lender may designate from time to time in writing) in lawful money of the United States of America in immediately available funds. The Borrower may repay this
Note in whole or in part at any time without premium or penalty. Amounts so paid and other amounts may be borrowed and reborrowed by the Borrower hereunder from time to time.

     This Note is the Amended and Restated Revolving Credit Note referred to in, and is entitled to the benefits of, the Credit Agreement. Neither the reference to such Credit Agreement nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrower to pay the principal of and interest on this Note as provided herein.

     The obligations of the Borrower under this Note and the other Credit Documents are secured by the "Collateral" referred to, and as provided, in the Credit Documents (as defined in the Credit Agreement).

     Upon an Event of Default, as defined in the Credit Agreement, the aggregate unpaid balance of principal plus accrued interest may become or may be declared due and payable.

     The Borrower hereby waives presentment, demand, notice of dishonor, protest and all demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note and assents to any extension or postponement of the time of payment or any other indulgence without notice.

     This Note shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts and is executed as a sealed instrument as of the first above written.

WITNESS:                               RULE INDUSTRIES, INC.

/s/ Gary M. Sable                      BY: [SIGNATURE APPEARS HERE]
- -------------------------                 -------------------------
                                          Name:
                                          Its:  VP

                              FIRST AMENDMENT TO
                    CREDIT AGREEMENT AND SECURITY DOCUMENTS
                    ---------------------------------------


     THIS FIRST AMENDMENT AGREEMENT is entered into as of this 31st day of March, 1995, by and among Rule Industries, Inc., a Massachusetts corporation (the "Borrower"), the Subsidiary Guarantors listed on the signature pages attached hereto (the "Subsidiary Guarantors") and BayBank, a Massachusetts trust company (the "Bank"). All capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement (as defined herein).

                             W I T N E S S E T H :

     WHEREAS, the Borrower and the Subsidiary Guarantors have previously enter into a Credit Agreement with the Bank, dated as of September 21, 1994 (the "Credit Agreement"), pursuant to the terms of which the Bank has (a) made available to the Borrower a revolving line of credit of up to $15,000,000; (b) made a term loan to the Borrower in the original principal amount of $6,000,000; and (c) made an equipment term loan to the Borrower in the original principal amount of $2,500,000.

     WHEREAS, the Credit Obligations are secured by, among other things (a) a Security Agreement, dated September 21, 1994, between the Borrower and the Bank;
(b) a Subsidiary Security Agreement, dated September 21, 1994, between the Bank and Manufacturing; (c) a Subsidiary Agreement, dated September 21, 1994, between the Bank and Cutting Tools; (d) a Subsidiary Security Agreement, dated
September 21, 1994, between the Bank and International; (e) a Subsidiary Security Agreement, dated September 21, 1994, between the Bank and Paint; (f) a Subsidiary Security Agreement, dated September 21, 1994, between the Bank and RemGrit; (g) a Subsidiary Security Agreement, dated September 21, 1994, between the Bank and Disston Canada; (h) a Subsidiary Security Agreement, dated September 21, 1994, between the Bank and RC; (i) a Security Agreement-Intellectual Property, dated September 21, 1994, between the Borrower and the Bank; (j) a Subsidiary Security Agreement-Intellectual Property, dated September 21, 1994, between the Bank and Manufacturing; (k) a Subsidiary Security Agreement-Intellectual Property, dated September 21, 1994, between the Bank and Cutting Tools; (l) a subsidiary Security Agreement-Intellectual Property, dated September 21, 1994, between the Bank and International; (m) a Subsidiary Security Agreement-Intellectual Property, dated September 21, 1994, between the Bank and Paint; (n) a Subsidiary Security

Agreement-Intellectual Property, dated September 21, 1994, between the Bank and RemGrit; (o) a Subsidiary Security Agreement-Intellectual Property, dated September 21, 1994, between the Bank and Disston Canada; (p) a Subsidiary Security Agreement-Intellectual Property, dated September 21, 1994, between the Bank and RC; (q) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and Manufacturing; (r) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and Cutting Tools; (s) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and International; (t) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and Paint; (u) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and RemGrit; (v) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and Disston Canada; (w) a Subsidiary Guaranty, dated September 21, 1994, between the Bank and RC; and (x) a Pledge and Security Agreement dated September 21, 1994, between the Borrower and the Bank (the "Pledge and Security Agreement," with all of the foregoing documents herein referred to collectively as the "Security Documents");

      WHEREAS, the Credit Agreement and the Security Documents and all amendments, substitutions, rewrites or modifications thereof or thereto shall be sometimes collectively referred to herein as the "Loan Documents"; and

      WHEREAS, the Borrower has requested the Bank to increase the amount available to the Borrower under its existing revolving line of credit up to an additional $2,500,000 for a total revolving line of credit of up to $17,500,000; and

      WHEREAS, the Bank has agreed to extend an additional $2,000,000 to the Borrower on a revolving credit basis for working capital purposes; and

      WHEREAS, concurrently herewith the Borrower and the Bank are entering into an Amended and Restated Revolving Credit Note which shall amend that certain Revolving Credit Note (the "Revolving Credit Note") dated as of September 21, 1994 executed by the Borrower in favor of the Bank in order to, among other things, increase the Borrower' revolving credit facility from $15,000,000 to $17,500,000;

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower and the Bank hereby agree as follows:

I. Amendment to Credit Agreement
   -----------------------------

      The Credit Agreement is hereby amended as follows:

     Section 1 of the Credit Agreement is hereby amended by deleting the definition of "Maximum Revolving Credit Amount" in its entirety and replacing it with the following definition:

          "Maximum Revolving Credit Amount" shall mean Seventeen Million Five
           -------------------------------
          Hundred Thousand and 00/100 Dollars ($17,500,000.00)."

II.  Amendments to Security Documents
     --------------------------------

     Each of the Security Documents is hereby amended such that all references to the Credit Agreement, any other Security Document or the Revolving Credit Note contained in any of the Security Documents shall be deemed to refer to the Credit Agreement and the Security Documents as amended hereby and the Revolving Credit Note, as amended and restated by the Amended and Restated Revolving Credit Note of even date, respectively. Each of the Security Documents secures, without limitation, the Credit Agreement and the Security Documents as amended hereby and the Revolving Credit Note, as amended and restated by the Amended and Restated Revolving Credit Note.

III. Representations and Warranties
     ------------------------------

     The Borrower and the Subsidiary Guarantors hereby make the following representations and warranties to the Bank in connection herewith, upon which the Bank has relied:

     A.  Representations in Loan Documents. Each of the representations and
         ---------------------------------
warranties made by or on behalf of the Borrower and any and all of the Subsidiary Guarantors to the Bank in any of the Loan Documents, as amended by and through this Agreement, was true and correct when made and is true and correct on and as of the date hereof (except for representations and warranties limited as to time or with respect to a specific event, which representations and warranties shall continue to be limited as to such time or event), with the same full force and effect as if each of such representations and warranties had been made by such Borrower or Subsidiary Guarantor on the date hereof and in this Agreement. Attached hereto are disclosure Schedules to the Credit Agreement, updated to show changes to such Schedules since September 21, 1994.

     B.  Events of Default. No Event of Default exists on the date hereof (after
         -----------------
giving effect to all of the arrangements and transactions contemplated by this Agreement). No condition exists on the date hereof which would, with notice or the lapse of time, or both, constitute an Event of Default.

     C.  Binding Effect of Documents.
         ---------------------------
         1. This Agreement has been duly executed and delivered to the Bank by the Borrower and the Subsidiary Guarantors and is in full force and effect as of the date hereof, and the agreements and obligations of the Borrower and the Subsidiary Guarantors contained herein constitute legal, valid and binding obligations of the Borrower and the Subsidiary Guarantors, enforceable against the Borrower and the Subsidiary Guarantors in accordance with their respective terms.

         2. The obligations of the Borrower to repay the Bank all of the unpaid principal of each of the Revolving Loan, the Term Loan and the Equipment Loan made pursuant to the Credit Agreement, to pay the Bank all of the unpaid interest accrued or to accrue thereon, and to pay the Bank all of the other obligations of the Borrower are and will continue to be entitled to all of the benefits and to all of the security created by the Credit Agreement, the other Loan Documents and the Security Documents.

IV.  Provisions of General Application
     ---------------------------------

     A.  Fee.  A facility fee of $25,000 shall be payable from the Borrower to
         ---
the Bank upon execution of this Agreement, together with all amounts sufficient to cover the Bank's expenses, including its reasonable attorneys' fees.

     B.  No Other Changes.  Except as otherwise expressly provided by this
         ----------------
Agreement, all of the terms, conditions and provisions of the Credit Agreement, the Revolving Credit Note, the Term Note, the Equipment Note and each of the other Loan Documents and Security Documents remain unaltered, valid, binding and in full force and effect in the form existing immediately prior to the execution and delivery of this Agreement. Nothing herein is intended or shall be construed so as to: (a) limit, discharge, release, diminish or otherwise modify any indebtedness, obligations, liabilities or duties of the Borrower or the Subsidiary Guarantors, or (b) terminate, release, waive, or otherwise modify any indebtedness, obligations, liabilities or duties of the Borrower or the Subsidiary Guarantors, or (b) terminate, release, waive, or otherwise modify any mortgage, security interest, right, power or remedy of the Bank. This Agreement constitutes an instrument supplemental to the Credit Agreement and the other Loan Documents, which is to be construed together with and as part of the Loan Documents.

     C.  Governing Law.  This Agreement is intended to take effect as a sealed
         -------------
instrument and shall be deemed to be a contract under the laws of the Commonwealth of Massachusetts. This Agreement and the rights and obligations of each of the parties hereto shall be governed by and interpreted and determined in accordance with the laws (other than the conflict of laws rules) of the Commonwealth of Massachusetts.

     D.  Binding Effect; Assignment.  This Agreement shall be binding upon and
         --------------------------
inure to the benefit of each of the parties hereto and their respective successors and assigns.

     E.  Counterparts. This Agreement may be executed in any number of
         ------------
counterparts, but all such counterparts shall together constitute one agreement. It shall not be necessary to produce or account for more than one counterpart thereof signed by each of the parties hereto in making proof of this Agreement.

     F.  Conflict with Other Agreements. If any of the terms of this Agreement
         ------------------------------
shall conflict in any respect with any of the terms of any of the Loan Documents, the terms of this Agreement shall be controlling.

     G.  Ratification and Confirmation. Except as otherwise expressly amended
         -----------------------------
and modified and supplemented herein, the Loan Documents are hereby ratified and confirmed in all respects.

     H.  Conditions Precedent. This Agreement shall become and be effective as
         --------------------
of the date hereof, but shall only become effective upon receipt by the Bank of each of the following agreements and documents in form and substance satisfactory to the Bank and duly executed and delivered by the parties hereto:

         (1)  This Agreement;

         (2)  An Amended and Restated Revolving Credit Note dated of even date;

         (3) A Secretary's Certificate of Vote from the respective Secretaries of the Borrower and the Subsidiary Guarantors, certifying that the execution and delivery of this Agreement and the Amended and Restated Revolving Credit Note has been duly authorized by the respective Boards of Directors of the Borrower and the Subsidiary Guarantors;

         (4) A Legal Opinion from Lynch, Brewer, Hoffman & Sands, special counsel for the Borrower, duly authorized and directed by the Borrower, with respect to the transactions contemplated by this Agreement, which opinion shall be in form and substance satisfactory to the Bank; and

         (5) All other instruments, documents and agreements reasonably requested by the Bank in order to give effect to this Amendment Agreement.

                 [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

     IN WITNESS WHEREOF, the Borrower, the Subsidiary Guarantors and the Bank have caused this First Amendment to Credit Agreement and Security Documents to be executed as a sealed instruments by the duly authorized officers as of the date first above written.

                                       THE BANK:

                                       BAYBANK



                                       By:  /s/ Randall Kutch
                                          ---------------------------------
                                          Name:  Randall Kutch
                                          Title: Vice President

                                       THE BORROWER:

                                       RULE INDUSTRIES, INC.



                                       By:  [signature appears here]
                                          ---------------------------------
                                          Name:
                                          Title:


                                       THE SUBSIDIARY GUARANTORS:

                                       RULE MANUFACTURING, INC.


                                       By: /s/ Gary M. Sable
                                          ---------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President


                                       RULE CUTTING TOOLS, INC.


                                       By: /s/ Gary M. Sable
                                          ---------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President

                                       RULE INTERNATIONAL, INC.


                                       By: /s/ Gary M. Sable
                                          ----------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President

                                       RULE PAINT & CHEMICAL, INC.


                                       By: /s/ Gary M. Sable
                                          ----------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President


                                       REMGRIT ABRASIVE TOOLS, INC.


                                       By: /s/ Gary M. Sable
                                          ----------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President



                                       DISSTON CANADA, INC.


                                       By: /s/ Gary M. Sable
                                          ----------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President



                                       RULE CORPORATION


                                       By: /s/ Gary M. Sable
                                          ----------------------------------
                                          Name:  Gary M. Sable
                                          Title: Vice President