Form 10-Q
period 1995-05-31
RULE INDUSTRIES INC
filed 1995-07-20
CIK 276437

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




For Quarter Ended    May 31, 1995       Commission File Number     0-8740
                  ------------------                           ----------------


                             Rule Industries, Inc.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Massachusetts                                  04-2384630
- ---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


  70 Blanchard Road, Burlington, Massachusetts                   01803
- ------------------------------------------------               ----------
   (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code   (617) 272-7400
                                                     --------------


                                     None
         ------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


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


On July 13, 1995, there were 2,640,532 shares of the Registrant's common stock outstanding.

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES



Part I - Financial Information
- ------------------------------

   Consolidated Condensed Balance Sheets, May 31, 1995 and August 31, 1994.

   Consolidated Condensed Statements of Income, Three Months and Nine Months Ended May 31, 1995 and 1994.

   Consolidated Condensed Statements of Cash Flow, Nine Months Ended May 31, 1995 and 1994.

   Notes to Consolidated Condensed Financial Statements.

   Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II - Other Information
- ---------------------------

   Item 1:  Legal Proceedings

            See Note 10 to the Consolidated Condensed Financial Statements (Part I).

   Item 6:  Exhibits and Reports on Form 8-K

            A.  Exhibits

                1. None

            B. Reports on Form 8-K

               1. On June 13, 1995, the Company filed a Report on Form 8-K as of June 7, 1995 stating that the Company had terminated its auditors, Deloitte and Touche LLP, and engaged KPMG Peat Marwick.

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                     ASSETS

                                                        May 31, 1995    August 31, 1994
                                                        ------------    ---------------
                                                        (Unaudited)

Current Assets:
 Cash                                                       $ 1,695          $    56
 Trade accounts receivable, net                              11,267           11,866
 Inventories:
   Raw materials                                             10,135            8,788
   Work-in-process                                            1,583            1,356
   Finished goods                                            10,369            9,032
 Prepaid expenses and other current assets                      864            1,180
                                                            -------          -------

    Total Current Assets                                     35,913           32,278
                                                            -------          -------

Property, Plant and equipment, net                           13,433           12,530
                                                            -------          -------

Other Assets:
 Deferred charges, net                                          374              758
 Goodwill, patents, licenses, formulas, trademarks,
  and other intangibles, net                                 19,667           20,190
 Other                                                          885              887
                                                            -------          -------

    Total Other Assets                                       20,926           21,835
                                                            -------          -------

                                                            $70,272          $66,643
                                                            =======          =======




     See accompanying notes to consolidated condensed financial statements.


                                  (continued)

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES
                         Part I - Financial Information
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           May 31, 1995     August 31, 1994
                                                           -------------    ----------------
                                                            (Unaudited)

Current Liabilities:
 Current portion of debt (Note 8)                             $  8,749          $  7,551
 Accounts payable                                                7,759             9,293
 Accrued expenses                                                4,612             5,372
 Amounts due to Disston and its Shareholder (excluding
   Subordinated Debentures)                                      1,410             2,520
                                                               -------           -------

    Total Current Liabilities                                   22,530            24,736
                                                               -------           -------

Long-Term Debt (Note 8)                                         32,101            27,188
                                                               -------           -------

Deferred Income Taxes (Note 6)                                   1,687             1,389
                                                               -------           -------

Redeemable Convertible Preferred Stock:
 Series A and B, 8% cumulative. $100 par
  value, authorized 100,000 shares,
  issued and outstanding 36,100 shares
  at August 31, 1994 (Note 9)                                                      3,610
                                                                                 -------

Commitments and Contingencies (Note 10)

Common Stockholders' Equity:
 Common stock, $.01 par value, authorized
  5,000,000 shares, issued 3,316,173 and
  2,895,044 shares, respectively                                    33                29
 Additional paid-in capital                                      4,905             1,335
 Retained earnings                                              12,129            11,432
 Less:  675,641 and 672,784 shares, respectively,
  held in treasury, at cost                                    ( 3,113)          ( 3,076)
                                                               -------           -------

    Total Common Stockholders' Equity                           13,954             9,720
                                                               -------           -------

                                                               $70,272           $66,643
                                                               =======           =======



     See accompanying notes to consolidated condensed financial statements.


                                  (concluded)

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)


                                                                   Three Months                   Nine Months
                                                                   Ended May 31,                  Ended May 31,
                                                                   -------------                  -------------
                                                                 1995          1994              1995          1994
                                                                 ----          ----              ----          ----
Revenues                                                      $  18,026      $  20,540         $  52,844     $  42,979
                                                              ---------      ---------         ---------     ---------
Cost of Expenses:
Cost of revenues                                                 12,575         13,111            37,200        28,785
Selling, general and administrative expense                       3,913          4,735            11,546         9,981
U.S. Anchor litigation credit                                                                                   (2,463)
                                                              ---------      ---------         ---------     ---------
                                                                 16,488         17,846            48,746        36,303
                                                              ---------      ---------         ---------     ---------

Operating Income                                                  1,538          2,694             4,098         6,676
                                                              ---------      ---------         ---------     ---------
Other Expense (Income):
  Interest expense                                                1,056            895             3,028         2,303
  (Gain) Loss on sale of investment (Note 4)                                       126              (864)          182
                                                              ---------      ---------         ---------     ---------
                                                                  1,056          1,021             2,164         2,485
                                                              ---------      ---------         ---------     ---------

Income before Income Taxes                                          482          1,673             1,934         4,191
Provision for Income Taxes                                          145            624               625           983
                                                              ---------      ---------         ---------     ---------

Income Before Extraordinary Item                                   337           1,049             1,309         3,208
Extraordinary Item:
  Costs related to early extinguishment of debt
   (net of income tax credit of $316,000) (Note 8)                                                   588
                                                              ---------      ---------         ---------     ---------

Net Income                                                          337          1,049               721         3,208
    Less Dividends on Preferred Stock (Note 9)                                      72                24           216
                                                              ---------      ---------         ---------     ---------

Income Applicable to Common Stockholders                      $     337      $     977         $     697     $   2,992
                                                              =========      =========         =========     =========

Weighted Average Number of Common
  Shares Outstanding:
    Primary                                                   2,708,076      2,216,389         2,671,845     2,211,941
                                                              =========      =========         =========     =========
    Fully Diluted                                             2,708,076      2,617,500         2,761,471     2,613,052
                                                              =========      =========         =========     =========

Primary Earnings Per Common Share:
    Before extraordinary item                                    $  .12         $  .44            $  .48       $  1.35
    Extraordinary item                                                                              (.22)
                                                                 ------         ------            ------       -------
Total Primary Earnings Per Common Share:                         $  .12         $  .44            $  .26       $  1.35
                                                                 ======         ======            ======       =======

Fully Diluted Earnings Per Common Share:
    Before extraordinary item                                    $  .12         $  .40            $  .47       $  1.23
    Extraordinary item                                                                              (.21)
                                                                 ------         ------            ------       -------
Total Fully Diluted Earnings Per Common Share                    $  .12         $  .40            $  .26       $  1.23
                                                                 ======         ======            ======       =======

    See accompanying notes to consolidated condensed financial statements.

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flow
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                        Nine Months
                                                                        Ended May 31,
                                                                        --------------
                                                                         1995         1994
                                                                         ----         ----
    Cash Flows from Operating Activities:
      Net income                                                        $     721   $  3,208
      Depreciation                                                          1,341      1,066
      Amortization                                                          1,483      1,072
      Amortization of discount on debt                                        124
      Write off of deferred financing costs                                   418         44
      Deferred income taxes                                                   298        569
      Gain on sale of investment in marketable securities               (     864)
      Other non-cash items                                                               225
      Accrual for estimated litigation costs
        related to U.S. Anchor                                                       ( 2,663)
      Working capital items                                              (  4,976)     6,637
                                                                        ---------   --------

        Net Cash Provided by (Used in) Operating Activities              (  1,455)    10,158
                                                                        ---------   --------

    Cash Flows from Investing Activities:
      Acquisitions of property and equipment                             (  2,244)  (  1,558)
      Acquisition - net assets acquired                                             ( 14,400)
      Proceeds from sale of investment in
        marketable securities                                                1397
      Goodwill, patents, trademarks and other intangibles                    (857)
      Decrease (increase) in non-current assets                                 5   (    760)
      Payments of amounts due Disston and its Shareholder                (    960)
                                                                        ---------   --------

        Net Cash Used in Investing Activities                            (  2,659)  ( 16,718)
                                                                        ---------   --------

    Cash Flows from Financing Activities:
      Proceeds from short-term borrowings                                  21,554     50,319
      Repayment of short-term borrowings                                  (15,967)   (42,665)
      Proceeds from long-term borrowings                                    7,020      1,152
      Repayment of long-term debt                                         ( 6,636)   (   660)
      Preferred dividends paid                                            (    24)   (   216)
      Deferred finance charges                                            (   259)        47
      Proceeds from issuance of stock options, net                             49
      Write off discount on debt                                               16
                                                                        ---------   --------
        Net Cash Provided by Financing Activities                           5,753      7,977
                                                                        ---------   --------

    Net Increase in Cash                                                     1639      1,417
    Cash, beginning of period                                                  56         57
                                                                        ---------   --------

    Cash, end of period                                                 $   1,695   $  1,474
                                                                        =========   ========

    Cash payments for interest and income taxes were as follows:
      Interest                                                          $   2,445   $  1,896
                                                                        =========   ========
      Income taxes                                                      $      68   $    268
                                                                        =========   ========

     See accompanying notes to consolidated condensed financial statements.

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


1. BASIS OF PRESENTATION
   ---------------------

   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of May 31, 1995 and the results of operations and cash flows for the nine month periods ended May 31, 1995 and 1994. The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the Rule Industries, Inc. 1994 Annual Report.

2. RESULTS OF OPERATIONS
   ---------------------

   Because of the seasonality of the Company's business segments, the results of operations for the nine months ended May 31, 1995 and 1994 are not indicative of the results to be expected for the full fiscal year.

3. EARNINGS PER SHARE
   ------------------

   Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition, common and common equivalent shares include 401,129 shares of common stock issued upon the conversion of preferred stock in November, 1994. Fully diluted earnings per share assume that the preferred stock was converted into common stock as of the beginning of the fiscal year and reflects the elimination of dividends, if such conversion is not antidilutive.

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

5. ENGINEERING AND DEVELOPMENT EXPENSES
   ------------------------------------

   Engineering and development costs are expensed when incurred. The portion which relates to research and development is included in selling, general and administrative expenses, and the portion relating to manufacturing engineering is included in cost of revenues. The following summarizes the amount of engineering and development expenses reflected in the financial statements:


                                           Three Months        Nine Months
                                           Ended May 31,      Ended May 31,
                                           -------------      -------------
                                            1995   1994       1995   1994
                                            ----   ----       ----   ----
   Selling, general and administrative
     expense                                $150   $114       $437   $402
   Cost of revenues                          177    169        513    472
                                            ----   ----       ----   ----
   Total engineering and development
     expense                                $327   $313       $950   $874
                                            ====   ====       ====   ====

6. INCOME TAXES
   ------------

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

   At May 31, 1995 and August 31, 1994, the Company had a net operating loss carryforward available for federal income tax purposes of approximately $355,000 expiring through 2008. In addition, the Company had state and other tax credit carryforwards of approximately $634,000 and an AMT carryforward of $306,000, which may be used to offset future income taxes, if any.

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

   The purchase was accounted for as a purchase with a final purchase price of $35,915,000. Included in the purchase price was the assumption of accounts payable and accrued liabilities of $4,699,000, and amounts payable to Disston of $4,298,000 which includes an estimated amount for funding the completion of an arbitration proceeding between Disston and its former owner, the outcome of which is uncertain. Depending upon the outcome of such proceeding, the Company may receive certain amounts from Disston before any other distributions by Disston. Such contingent recovery has not been reflected in the financial statements of the Company.

   The following unaudited proforma information has been prepared as if the operations of Disston had been combined at the beginning of the period presented and are not indicative of the prospective results of operations had Disston and Rule been a consolidated entity.



                                                      (In Thousands of Dollars,
                                                       Except Per Share Data)
                                                         Nine Months Ended
                                                            May 31, 1994
                                                         -----------------

Revenues                                                      $  57,002
                                                              =========

Net Income                                                    $   3,440
                                                              =========

Net Income Applicable to Common Stockholders                  $   3,224
                                                              =========

Weighted Average Number of Common Shares Outstanding
 Primary                                                      2,211,941
                                                              =========
 Fully Diluted                                                2,613,052
                                                              =========

Earnings Per Common Share:
 Primary                                                      $    1.56
                                                              =========
 Fully Diluted                                                $    1.23
                                                              =========


8. DEBT
   ------
   Debt consisted of the following at May 31, 1995 and August 31, 1994:

                                           May 31, 1995   August 31, 1994
                                           ------------   ---------------

   Senior Indebtedness(a):

     Term Loans                            $ 6,988,000      $ 3,075,000
     Revolver Debt                          17,400,000       11,813,000

   Subordinated Notes:

     12 1/2% Senior Subordinated Notes      11,090,000       11,039,000
     RemGrit Notes(b)                        2,000,000        3,399,000
     10% Senior Subordinated Notes(c)                         2,117,000
     6 1/2% Subordinated Debentures(d)       3,372,000        3,296,000
                                           -----------      -----------
                                            40,850,000       34,739,000
       Less current portion                  8,749,000        7,551,000
                                           -----------      -----------
                                           $32,101,000      $27,188,000
                                           ===========      ===========

   (a)  Term Loan and Revolver Debt

        On September 23, 1994, the Company entered into a long-term credit agreement with a new senior lender, the proceeds of which were used to repay the existing revolving debt, certain term loans, and retire the balance remaining on the Senior Subordinated Notes issued in June 1994. The new agreement provides for total borrowings of up to $26,000,000, based upon eligible assets including inventories, trade accounts receivable, and machinery and equipment. The facility consists of a $17,500,000 three-year revolving loan, a $6,000,000 term loan, and a $2,500,000 term loan available for new equipment financing. Term borrowings under the agreement are to be repaid quarterly over five years and bear interest at prime plus 3/4%. Revolver borrowings bear interest at prime plus 1/2% or LIBOR plus 2 1/2%. The revolving credit facility expires September 15, 1996 and is renewable annually thereafter. The term loan with the senior lender expires on the earlier of December 31, 1999 or the expiration of the revolving credit facility.

        Under the terms of the credit agreement, the Company, among other things, is restricted from paying dividends and is required to meet certain financial covenants and ratios.

        As of May 31, 1995 the Company was not in compliance with certain financial ratios under the above credit agreement, which were waived by the Company's senior institutional lender.

   (b)  RemGrit Notes

        In conjunction with the 1991 acquisition of its RemGrit product line, the Company's RemGrit Abrasive Tools, Inc. subsidiary was indebted to the seller in the amount of $3,399,000 at August 31, 1994, which was scheduled to mature in December 1994. In November 1994, the Company made a $1,149,000 payment to the seller and issued a new note for the balance outstanding of $2,000,000. This note, which originally matured on February 1, 1996, was subsequently replaced with a new note payable on demand which bears interest payable quarterly at the annual rate of prime plus 1 1/2%.

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

   (d)  Amounts Due to Disston and its Shareholder

        Consideration for the Disston acquisition (Note 7) included the issuance of a 6 1/2% $2,000,000 subordinated debenture to Disston and a $1,600,000 subordinated debenture to the principal shareholder of Disston in connection with a non-competition agreement. Both debentures bear interest at 6 1/2% per annum, and have been recorded at $3,296,000, reflecting an interest rate of 10%, which management believes represented the prevailing rate for similar instruments. The debentures were originally scheduled to be repaid in five annual principal payments of $720,000, beginning May 20, 1995. As a result of the Company not making its first scheduled principal payment, the notes have been modified to be payable on demand. Accordingly, the total amounts of these debentures have been classified as current liabilities as of May 31, 1995. In addition, the paid interest rates on the debentures have increased from 6 1/2% to 8 1/8%.

   Debt maturities for the period from June 1, 1995 through August 31, 199 are as follows:

        Three Months Ending August 31,
        ------------------------------

         1995                   $ 5,842,000

        Year Ending August 31,
        ----------------------

         1996                     5,156,000
         1997                    26,270,000
         1987                     1,531,000
         1999                     1,531,000

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

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In November 1986, a suit was instituted against the Company alleging illegal pricing and marketing practices in connection with the Company's marine anchor products. In November 1993, the U.S. Court of Appeals for the Eleventh Circuit reversed the previous jury verdict against the Company, and entered judgement in favor of the Company on all federal antitrust issues. During the quarter ended November 30, 1993, the Company reversed its previously recorded liability for this matter and increased pre-tax income by $2,463,000. Certain issues of Georgia state law, which were originally decided in favor of the Company, have been pursued by the plaintiff and are under consideration by the United States District Court for the Northern District of Georgia. In addition, the court has lifted the stay on the Company's claims against the plaintiff.

                     RULE INDUSTRIES, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
- ---------------------

  Due primarily to the impact of the Disston consumer hardware business, consolidated revenues for the nine months ended May 31, 1995 increased by 23% over the prior year's comparable period. Sales for the third quarter of fiscal 1995, as compared with 1994, decreased by 12.2%, due primarly to capacity constraints which resulted in a loss of consumer hardware business, coupled with the loss of a major private label hardware customer. The growth of export revenues slowed in the third fiscal quarter, but remains 17% ahead in the first nine months of fiscal 1995.

  In fiscal 1995 consolidated gross margins declined from the prior comparable quarterly and nine month periods due to the continued effects of integrating the Disston manufacturing operations into the Company's Deerfield facility and the expansion of capacities. While the Company has made recent progress towards improving manufacturing efficiencies and customer service levels, gross margins for the quarter and nine months of fiscal 1995 have been adversely affected. Selling, general and administrative expenses for the nine months ended May 31, 1995 declined to 22% of consolidated revenues reflecting higher current revenue levels and certain benefits of the consolidation of Disston. Operating income for the quarter decreased by 43% over the comparable quarter in fiscal 1994 to 8.5% of consolidated revenues.

  Interest expense for 1995 increased due to higher institutional borrowings and subordinated notes issued in connection with the acquisition of the Disston consumer hardware business. Other income of $864,000 represents a gain on the sale of the Company's investment in DataMarine International, Inc. in the first quarter of fiscal 1995. The effective income tax rate of 33% for fiscal 1995 is more representative of the Company's normal effective tax rate than the 14% fiscal 1994 rate in fiscal 1994, which was favorably impacted by the reversal of a litigation reserve which was mostly non-taxable.

  During the first quarter of fiscal 1995, the Company refinanced its senior institutional borrowings and repaid the senior subordinated notes issued on June 1, 1994, prior to their scheduled maturities. As a result, the Company incurred non-recurring costs and expensed unamortized finance charges of $904,000 related to the refinanced debt. This amount, net of related income taxes of $316,000 was recorded as an extraordinary item during the first quarter of fiscal 1995.

  During the first quarter of fiscal 1995, the Company converted its preferred stock into 401,129 common shares. Accordingly, there are no dividends on preferred stock in the current fiscal quarter as compared to $72,000 in the prior period, and the primary weighted shares outstanding increased to 2,708,076 in the third fiscal quarter of 1995.

Liquidity and Capital Resources
- -------------------------------

  During the nine months ended May 31, 1995, the Company used $1,455,000 from its operating activities to fund the expansion of working capital during the period. The increase in working capital during the period of $4,976,000 resulted primarily from higher inventories relating to hardware business. The expansion of working capital, in addition to future working capital and debt service requirements, has created additional cash demands on the Company which requires financing. This additional financing was partially addressed in March when the Company's senior institutional lender increased its revolving credit facility by $2,500,000 to $17,500,000. The Company has been pursuing various alternatives to address its on-going capital funding requirements to finance future growth and has recently received several proposals which are being evaluated.

The Company's expansion of production capacities at its Deerfield, Massachusetts hardware facility has resulted in a substantial increase in capital expenditures during fiscal 1995 in comparision to prior periods. The majority of this expansion is being financed with the $2,500,000 credit facility provided by the same institutional lender. The Company expects that the Deerfield expansion will be completed in its fiscal fourth quarter.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Rule Industries, Inc.
                                       ---------------------
                                           (Registrant)



    July 18, 1995                      /s/ Gary M. Sable
    -------------                      ---------------------
                                          Gary M. Sable
                                          Vice President



    July 18, 1995                      /s/ Albert J. Sabbag
    -------------                      ---------------------
                                         Albert J. Sabbag
                                       Corporate Controller