Form 10-Q/A
period 1995-05-31
RULE INDUSTRIES INC
filed 1995-08-16
CIK 276437

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended     May 31, 1995
                  --------------------


                             RULE INDUSTRIES, INC.
--------------------------------------------------------------------------------
                (Exact name of issuer as specified in charter)


MASSACHUSETTS                       0-8740                   04-2384630
--------------------------------------------------------------------------------
(State or other             (Commission File Number)         (IRS Employer
jurisdiction of                                              Identification No.)
incorporation)


      70 BLANCHARD ROAD, BURLINGTON, MASSACHUSETTS           01803
--------------------------------------------------------------------------------
      (address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (617) 272-7400
                                                  ------------------------------

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

(a)     EX-27 Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       RULE INDUSTRIES, INC.


Date:  August 16, 1995                 By:      /s/ Gary M. Sable
     -------------------                  ------------------------------
                                          Gary M. Sable, Vice-President