Form 10-K
period 1995-08-31
RULE INDUSTRIES INC
filed 1995-12-05
CIK 276437

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Check One)

 X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

For Fiscal Year Ended August 31, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _____________________ to ______________________

Commission File Number: 0-8740

                             RULE INDUSTRIES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)



                 Massachusetts                              04-2384630
------------------------------------------------    ------------------------
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
 Organization)                                         Identification No.)

     70 Blanchard Road, Burlington, Massachusetts              01803
 ---------------------------------------------------      ----------------
       (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:    (617) 272-7400
                                                     -----------------

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class          Name of each exchange on which registered
 -----------------------      --------------------------------------------
         None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $.01 Par Value
                        -------------------------------
                               (Title of Class)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO  ___
---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of registrant as quoted by the National Association of Securities Dealers Automated Quotation System on October 31, 1995 was approximately $27,395,293 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at October 31, 1995: 3,585,970.

                                     PART 1

ITEM 1.    BUSINESS
           --------

A. General Development of Business
   -------------------------------

   Rule Industries, Inc. (The Company) was incorporated under Massachusetts law in 1965 and presently develops and manufactures products for industrial and consumer hardware markets and recreational marine markets which are sold through both domestic and international distribution channels.

   Effective January 2, 1991, the Company acquired certain assets of RemGrit Corporation of Bridgeport, Connecticut. The RemGrit product line consists of tungsten carbide abrasive cutting tool products for use in cutting difficult materials such as composites, tile, masonry and cast iron. The RemGrit product line has been integrated into the Company's South Deerfield facility and is marketed by the Company's Hardware Division.

   Effective April 15, 1993, the Company divested the assets and business of Silver Metal Products, Inc. of Livermore, California. The Silver Metal Products subsidiary manufactured an extensive line of metal connectors for residential and commercial construction.

   Effective August 1, 1993, the Company divested the assets and business of Phillips Screw Company. The Phillips Screw subsidiary licensed patents and trademarks related to threaded fastener products.

   On May 20, 1994, the Company completed its acquisition of certain assets of The Disston Company (Disston) of Danville, Virginia. The Disston product line consists of a broad range of consumer hardware products, primarily power tool accessories, hand tools, and lawn and garden products. During fiscal 1994, the Disston manufacturing operations were integrated into the Company's South Deerfield facility and Disston's results of operations have been included in the Company's Hardware segment since March 1, 1994 (See Note 2 to Consolidated Financial Statements).

   Proposed Merger with Greenfield Industries, Inc. (Greenfield)
   -------------------------------------------------------------

   On August 11, 1995, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Greenfield and Rule Acquisition Corporation (a wholly owned subsidiary of Greenfield), whereby the Company will become a wholly owned subsidiary of Greenfield. In connection with the Merger Agreement, Greenfield was granted an option to purchase 630,000 shares of the Company's common stock for a purchase price of $8 per share. Under the terms of the Merger Agreement, each share of Rule common stock outstanding will be entitled to receive $15.30 in cash and a beneficial interest in a Liquidating Trust (other than shares owned by Greenfield, Excluded Shares and Dissenting Shares as defined in the Merger Agreement). Prior to the effective time of the Merger, a Liquidating Trust will be established to receive the net proceeds, if any, relating to arbitration proceedings between Disston and a former owner of Disston. Management currently estimates the value of the Liquidating Trust to be $.15 per share; however, a recovery, if any, is dependent on the favorable resolution of many complex factual and legal issues.

   On September 15, 1995, Greenfield exercised its option to purchase 630,000 shares of Rule common stock. The proceeds of $5,040,000 from the exercise were used to reduce the Company's outstanding senior indebtedness.

   The Merger Agreement is subject to approval by the holders of at least two-thirds of the outstanding shares of Rule common stock. The Merger Agreement may be canceled by the mutual agreement of Greenfield and the Company, and by the Company or Greenfield if certain conditions are not met, as discussed in the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company has agreed to reimburse Greenfield for up to $450,000 of expenses incurred by Greenfield in connection with the Merger Agreement (see Note 14 of the Consolidated Financial Statements).

B. Financial Information by Industry Segments
   ------------------------------------------

   Reference is made to Industry Segment and Geographic Area Information presented in the Financial Statements in Item 8.

C. Description of Business
   -----------------------

1. Hardware

   a. Operations

      The Company manufactures and markets an extensive line of hardware products, primarily stationary and portable power tool accessories, handsaws and hand tools, and lawn and garden products to industrial and consumer markets.

      Power tool accessories consist of a broad line of bandsaw, holesaw, circular saw and reciprocating blades used in power tool applications, including products which have tungsten-carbide grit cutting edges. These produces are marketed under the tradestyles Capewell(R), Aggressor(R), Widder(R), Blu-Mol(R), RemGrit(R), Grit-Edge(R) and Disston(R). Power tool accessories also include wood-boring bits-marketed under the trademarks Planetor(R), and Turbo-Bit(R), and a broad range of drills, counterbores, wire brushes, doweling, grinding wheels and stones, sanding and polishing discs, and rotary shaping tools sold under the Disston(R) tradename. Handsaws consist of a variety of products for cutting primarily wood, including traditional handsaws, coping saws, hacksaws, keyhole saws and specialty saws. Hand tools include masonry products and files. The Company's lawn and garden products include cordless grass shears, rakes, pruning saws, sump and utility pumps, and chain saw accessories. Handsaws, hand tools and lawn and garden products are marketed under the Disston(R) tradestyle.


      Products marketed under the Disston tradestyle are sold primarily to consumers and tradesmen through home centers, retail chains and buying cooperatives. Products marketed under other tradestyles are marketed primarily to industrial users, tradesmen and private label customers. All products are sold throughout the world through independent manufacturer's representatives and direct sales personnel.

   b. Competition

      (1) The Company competes with numerous companies that sell power tool accessories, several of which are larger and have a greater market share. Management believes it competes effectively through the quality and breadth of its product lines, its primary manufacturing capabilities and competitive pricing.

      (2) Handsaws and hand tools, which are used by tradesmen and consumers and are marketed under the Disston(R) tradename, compete with product lines of several companies who are larger than the Company. The Company competed effectively with these products because of its recognized manufacturing experience in these products, its reputation for quality, and the breadth of these products lines.

      (3) The Company, under the Disston tradename and private label brands, competes with numerous companies that market lawn and garden products, many of whom sell broader lines in these product areas. However, the Company believes it maintains a strong market position due to innovative marketing and packaging of these products to customers who also purchase other product lines from the Company.

      (4) The RemGrit(R)/Grit-Edge(R) product line is sold to industrial, consumer and tradesmen markets. The Company believes its tungsten carbide abrasive product line has a leading market position due to the breadth of the line, manufacturing technology, and its quality reputation.

   c. Patents and Trademarks

      The Company holds several U.S. patents (expiring at various dates through the year 2010) on its hardware products, but management does not believe its patents materially affect its ability to compete in the various hardware markets.

      The Company holds numerous trademarks, both domestic and foreign, which management believes to be significant in the marketing of its hardware product lines.

2. Marine

   a. Operations

      The Company's marine products include submersible pumps (automatic and non-automatic), activating switches and related accessory items (e.g., hose and fittings) for recreational and small commercial boats. The pumps range in capacity from 360 to 8,000 gallons per hour and are sold under the Rule(R) trademark. Pumps, switches and related accessories represented approximately 72%, 71% and 70% of total marine revenues for the years ended August 31, 1995, 1994, and 1993, respectively.

      The Company also manufactures extensive lines of marine paints, coatings, sealants and protective products. The paints and coatings are for both topside and antifouling applications and are marketed primarily under the trademarks Gloucester(R) and KL-990(R). The sealants and protective products (e.g., waxes, cleaners and repair products) are sold under the Rule (R) trademark. Sudbury(R) specialty chemical products are also a part of Rule's marine chemical product line.

      The Company also manufactures, under the Rule(R) trademark, a line of DC-powered winches and accessories primarily for use on boat trailers. Lightweight marine anchors are sold under the Danforth(R) and Hooker(R) tradenames. Magnetic compasses are marketed under the Danforth(R), Freedom(R) and Aqua Meter(R) tradenames. In addition, the Company markets various electronic instruments and gauges under the Aqua Meter(R) tradename.

      Marine products are sold to both boat manufacturers and distributors throughout the United States and the world by independent manufacturers' representatives and direct sales personnel.

   b. Competition

      Management believes that on a worldwide basis, Rule has a leading market position in marine submersible bilge pumps and switches, and in magnetic compasses. The Company believes that it is one of the largest suppliers of lightweight marine anchors in the United States and Canada. In most types of lightweight anchors, Rule competes with domestic and foreign companies, both large and small. Some of these companies supply several lines of products, while others supply limited product lines. In the paint and coatings lines, the Company is aware of only two companies which have a greater position in the domestic recreational marine paint market. In marine sealants and protective products, there are many companies, both larger and smaller than Rule, that compete in this market. However, in contrast with Rule's broad chemical line, these companies manufacture either a single product or a limited product line. The Company competes primarily with one company in the powered marine winch business on the basis of quality and performance.

   c. Patents and Trademarks

      The Company holds many U.S. patents relating to its marine products and management believes that certain patents enhance the Company's ability to compete in the marine market. The patents currently issued to the Company on its marine products expire at various times through the year 2014.

      The Company holds numerous trademarks, both domestic and foreign, which management believes to be significant in the marketing of its marine product lines.

3. Other Revenues

   a. Other

         (1) Operations

             The Company produces a line of winches for the utility, farm and off-road vehicle markets sold under the Rule(R) tradename. The line consists of various models, both DC and gasoline-powered, with operating capacities from 900 to 8,400 pounds. In addition, the Company manufactures a line of sump pumps and utility pumps for various applications.

             In the United States and throughout the world, these products are sold primarily to jobbers, distributors and original equipment manufacturers via a direct sales force.

         (2) Competition

             Rule is aware of several winch and sump/utility pump manufacturers, a number of whom are substantially larger and more established in these markets than Rule. However, management believes a combination of factors, including unique products, certain exclusive design features, and product quality, enable its products to effectively compete in these markets.

D. Seasonality
   -----------

   The Company's various businesses are subject to certain seasonal fluctuations.

E. Raw Material Availability
   -------------------------

   Many of the raw materials and parts used in the manufacture of the Company's products are presently available from more than one vendor. However, the Company frequently elects to purchase from a single source.

F. Backlog
   -------

   Products are manufactured to maintain inventory levels necessary to meet reasonable customer demand. Consequently, backlogs are normally less than one month's sales.

G. Engineering and Development
   ---------------------------

   The Company's expenditures for engineering and development during fiscal 1995 amounted to $1,294,000 compared to $1,186,000 and $1,125,000 in 1994 and
   1993, respectively, and are expensed when incurred. The portion which relates to research and development is included in selling, general and administrative expenses and the portion relating to manufacturing engineering is included in cost of sales.

H. Compliance with Environmental Regulations
   -----------------------------------------

   Compliance with federal, state and local environmental regulations has not had, and is not anticipated to have, a material effect upon capital expenditures, earnings or competitive position.

I. Employees
   ---------

   As of August 31, 1995, the Company had approximately 637 employees, all of which are non-unionized.

J. Financial Information About Foreign and Domestic Operations
   -----------------------------------------------------------

   Reference is made to Industry Segment and Geographic Area Information presented in the Financial Statements in Item 8.

K. Governmental Contracts
   ----------------------

   In fiscal 1995, the Company did not generate any revenues from government contracts.

ITEM 2.    PROPERTIES
           ----------

The Company's general and executive offices are located in Burlington, Massachusetts. The offices consist of approximately 18,000 square feet and are leased until 1999.

The Company leases a facility in Gloucester, Massachusetts from an affiliated party (see Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), under a lease agreement which has been extended to expire on May 25, 1996. The facility consists of 87,500 square feet and is the primary manufacturing facility for marine and other products.

The Company leases a facility in South Deerfield, Massachusetts from an affiliated party (see Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), under a lease agreement entered into on June 15, 1995 which expires in the year 2010. The building contains 275,000 square feet of space which the Company uses for manufacturing hardware products.

The Company also leases office space in Greensboro, North Carolina and warehouse space in Anaheim, California and Mississauga, Ontario under short-term leases. These facilities are utilized by the Company's hardware segment.

The Company owns a 20,250 square foot vacant building on approximately two acres in Gloucester, Massachusetts which is currently for sale.


ITEM 3.    LEGAL PROCEEDINGS
           -----------------

In November 1986, a suit was instituted against the Company alleging illegal pricing and marketing practices in connection with the Company's marine anchor products. In November 1993, the U.S. Court of Appeals for the Eleventh Circuit reversed the previous jury verdict against the Company, and entered judgement in favor of the Company on all federal antitrust issues. During the quarter ended November 30, 1993, the Company reversed its previously recorded liability for this matter and increased pre-tax income by $2,463,000. Certain issues of Georgia state law, which were originally decided in favor of the Company and were reversed during the appeal process, are being pursued by the plaintiff and are under consideration by the United States District Court for the Northern District of Georgia. In addition, the court has lifted the stay on the Company's previously filed antitrust action against the plaintiff.

There was no other significant litigation outstanding against the Company at August 31, 1995.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

There were no matters submitted to security holders, either by proxy or otherwise, during the quarter ended August 31, 1995.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           ----------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

The Common Stock of the Registrant is traded in the Over-the-Counter market. The table below reflects high and low closing prices as reported in the National Association of Securities Dealers' Automated Quotation approximately 492 record holders of the Common Stock of the Registrant.


                                 Price Range of Common Stock
                                 ---------------------------

                            Fiscal 1995               Fiscal 1994
                            -----------               -----------
           Quarter       High        Low          High         Low
           -------       ----        ---          ----         ---

           First         16-3/4      11-3/4       9-1/4        6-3/4
           Second            14      10-1/4       11-1/4       8-1/4
           Third         11-5/8           7           11       8-1/4
           Fourth        15-1/4       6-1/4           14       8-1/2

The Registrant has never paid cash dividends on its Common Stock. In addition, the Company's borrowing arrangement with its senior institutional lender restricts the payment of dividends.

     ITEM 6.    SELECTED FINANCIAL DATA (000's Omitted Except for Per Share
                -----------------------------------------------------------
     Data)
     -----

Year Ended August 31:             1995      1994      1993      1992      1991
---------------------             ----      ----      ----      ----      ----

Net Revenues                    $68,458   $63,919   $48,334   $46,286   $39,325
Income (Loss) from
  Continuing Operations              84     3,180      (119)     (140)   (3,964)
Preferred Stock
 Dividends                          (24)     (289)     (275)     (166)     ---
Net Income (Loss) from
 Continuing Operations
 Applicable to Common
 Stockholders                        60     2,891      (394)     (306)   (3,964)
Net Income (Loss) from
 Continuing Operations
 Per Common Share
    Primary                         .03      1.27      (.18)     (.14)    (1.80)
    Fully diluted                   .03      1.18      (.18)     (.14)    (1.80)

As of August 31:
----------------

Total Assets                    $63,885   $66,643   $45,293   $52,428   $54,348
Long-Term Debt                   32,550    27,188    21,185    26,019    29,212
Redeemable Convertible
 Preferred Stock                   ---      3,610     3,610     3,110      ---


No cash dividends on common stock were declared or paid during these periods. Income (loss) from continuing operations includes an accrual for U.S. Anchor litigation of $4,347,000 in fiscal 1991 and the reversal of $2,463,000 in fiscal 1994. See Note 10 to the financial statements for the discussion of legal proceedings.

The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report, which have also been restated to reflect discontinued operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

RESULTS OF OPERATIONS

Fiscal Year 1995 Compared with Fiscal Year 1994
-----------------------------------------------

In the first complete year after the Disston consolidation, fiscal 1995 net consolidated revenues increased 7% to $68,458,000. Hardware product revenues, which now account for 66% of consolidated revenues, were responsible for most of this increase with a 35% gain in consumer hardware market shipments and continued growth in international hardware markets. Marine product revenues rose a nominal 2% to $20,772,000, but international revenues from all market segments increased 14% to $17,828,000, which represented 26% of consolidated revenues. Plagued with Disston consolidation inefficiencies and capacity constraints at the Deerfield plant, hardware customer service levels declined. Anticipated orders were cancelled and consolidated gross profits shrank $1,000,000 to $19,303,000 which represented a 28% gross margin, down 3.5% from the prior fiscal year. Despite an additional six months of Disston related operating expenses, consolidated selling, general and administrative expenses rose less than 5% to $15,874,000 and remained relatively unchanged as a percentage of revenues. Ignoring the effect of reversal of the U.S. Anchor litigation reserve in 1994, consolidated operating income declined 33% to $3,429,000, only a 5% return on net revenues. Behind this sharp margin decline, the marine products segment increased its operating profit by 19% to $4,721,000 while the hardware segment incurred an operating loss of $547,000. Other expenses rose less than 5% to $3,661,000, largely because the $864,000 non-recurring gain from the sale of Datamarine International common stock offset most of the 25% increase in interest expense, dictated by higher average borrowings related to the Disston consolidation and expansion of the Deerfield plant capacities. During its fourth quarter, Rule executed a definitive agreement to merge the Company with Greenfield Industries, Inc. and the other expense category includes $454,000 of non-recurring, fourth quarter professional fees relating to the transaction. In September 1994, when the Company restructured its senior institutional indebtedness, it incurred an extraordinary $613,000 expense, net of $316,000 in tax benefits, relating to the write off of certain deferred finance charges and the payment of an early termination fee. The significant decline in preferred stock dividends reflected the Company's redemption of preferred stock in exchange for the issuance of 401,129 shares of common stock during the first quarter of fiscal 1995.

Fiscal Year 1994 Compared with Fiscal Year 1993
-----------------------------------------------

Fiscal 1994 operations reflect the initial impact of consolidating the operations of Disston into the Company's existing manufacturing and administrative operations, a process which began in January 1994 and was completed during the Company's fiscal fourth quarter. The Company began shipping Disston products from its Deerfield, Massachusetts manufacturing facility on March 1, 1994 and accordingly, the financial statements reflect the operating results of Disston for six months.

Consolidated revenues of $63,919,000 for 1994 increased by $15,585,000, 32% over the prior fiscal year primarily as a result of the addition of Disston's consumer hardware revenues. Hardware revenues grew 55% over fiscal 1993, led by the addition of Disston's consumer hardware products and a 5% growth in industrial hardware products. Marine revenues of $20,448,000 reflected a 6% increase over the prior fiscal year and continued a positive momentum in both domestic and international recreational marine markets. As a result of the significant addition of domestic consumer hardware revenues, export revenues declined 5% to 25% of consolidated revenues from the prior year. Reflecting the initial benefits of the consolidation of Disston's manufacturing operations and higher marine revenues, consolidated gross margins increased almost 2% to 32%. Selling, general and administrative expenses in fiscal 1994 increased from the previous year due to the Disston operations, but remained constant at 24% of consolidated revenues. Operating income, which included a $2,463,000 pre-tax reversal of the U.S. Anchor litigation accrual, increased to 12% of revenues for fiscal 1994, as compared to 6% for the prior fiscal year. Without the benefit of this reversal, fiscal 1994 operating income increased 73% to 8% of revenues.

In spite of significantly lower institutional borrowings in the first half of fiscal 1994, the funding of the Disston consolidation that began in January 1994, coupled with higher variable interest rates, caused interest expenses to increase 4% to $3,290,000. The $208,000 net other expense includes a $225,000 write-down of the Company's investment in Datamarine International, Inc. (Datamarine), which was sold in September 1994. The sale of the Datamarine securities will generate a pre-tax profit of $864,000 in the first quarter of fiscal 1995. The 1994 effective tax rate of 22% contains the impact of the reversal of litigation reserves, a portion of which was not taxable. Net income of $3,180,000 reflects the end of the legal problems confronting the Company since fiscal 1991 and improving operating margins. Preferred stock dividends increased $14,000 to $289,000 as a result of 5,000 additional preferred shares sold in the second quarter of fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

Ignoring the non-cash effect of the 1994 litigation reserve reversal, 1995 operating cash flow declined $1,883,000 from the prior fiscal year, reflecting this past year's disappointing operating results. The 1995 first quarter restructuring of senior institutional indebtedness and sale of the Datamarine International investment for $1,397,000 materially enhanced working capital funds and provided $2,500,000 of borrowing availability to fund on-going expansion of manufacturing capacities at the outset of the year. However, the below budget first half operating results required the Company to request an increase in its working capital revolving credit limit to $17,500,000 in March in order to accomodate seasonal operating requirements. In conjunction with this increase, the Company accelerated its efforts to raise at least $10,000,000 of additional equity before the end of June to reduce indebtedness, related to the acquisition and consolidation of the Disston Company's operations. During June and early July, the Company received several proposals for additional equity and an unsolicited proposal from Greenfield Industries, Inc. to acquire the stock of the Company in a cash transaction. On July 20, 1995, the Company agreed to be merged into Greenfield. In conjunction with the merger and the Company's continuing need for additional equity, in September, 1995 Greenfield purchased 630,000 shares of common stock for $5,040,000 and certain warrant and option holders exercised their rights to purchase stock for $2,434,000, the proceeds of which were used to reduce senior indebtedness and provide needed working capital. With this equity infusion and the continuing support of its institutional senior lender, the Company is adequately positioned to finance its operations during fiscal 1996. If the merger with Greenfield is not consummated, the Company believes there are various financing alternatives to address future capital funding requirements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

See Item 14 (Page 15).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           ------------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

In June 1995, the Company terminated Deloitte & Touche LLP (D&T) as its principal accountants and engaged KPMG Peat Marwick LLP (KPMG). In September 1995, in connection with the merger with Greenfield, the Company terminated KPMG as its principal accountants and engaged Price Waterhouse LLP. There were no disagreements with either D&T or KPMG.

                               PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            --------------------------------------------------

Each of the persons named in the following table has furnished the respective information shown:

                                                                                            No. of Shares
                                                                                             Beneficially
                                                                     Year First              Owned as of           Percent-
Name, Address & Principal                                              Became                 October 31,            age
Occupation or Employment (1)                        Age               Director                   1995              of Class
----------------------------                        ---               --------                   ----              --------

William N. Anastos                                  61                  1969                  669,100 (3)           18.4%
28 Longmeadow Road
Belmont, MA 02178
President of the Company (2)

John A. Geishecker, Jr.                             57                  1981                  163,932 (5)            4.6%
c/o Rule Industries, Inc.
70 Blanchard Road
Burlington, MA 01803
Vice President, Treasurer &
Clerk of the Company (4)

Gary M. Sable                                       46                  1984                  59,115 (6)             1.6%
c/o Rule Industries, Inc.
70 Blanchard Road
Burlington, MA 01803
Vice President of the Company

Owen B. Lynch                                       61                  1988                   4,515                  .1%
Senior Partner
Lynch, Brewer, Hoffman & Sands
101 Federal Street
Boston, MA 02110 (7)

Henry G. Libby                                      55                  ---                   202,000 (9)            5.6%
c/o Rule Industries, Inc.
70 Blanchard Road
Burlington, MA 01803
Vice President of the Company (8)

Directors and Officers, as a Group                                                          1,098,662               30.2%

Under federal securities laws, the Company's directors and executive officers and any other persons holding more than ten percent (10%) of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission. During the fiscal year ended August 31, 1995, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers, and ten percent stockholders, and copies of reports that they filed with the Securities and Exchange Commission.

(1) Unless otherwise specified, each individual has had the same principal employment during the past five years as indicated above. Directors hold office until the third annual meeting of stockholders, or special meeting held in lieu thereof, following the meeting at which they were elected, and thereafter until their successors are chosen and qualified. Officers hold office until the next annual meeting of directors following the meeting at which they were elected, and thereafter until their successors are chosen and qualified.

(2) During its last fiscal year, the Company paid consulting fees to Industrials, Inc., a corporation in which a revocable trust established by Mr. Anastos for the benefit of his family is the sole stockholder. See Item 11 (1), EXECUTIVE COMPENSATION, Notes (1), (2) and (3).

     During its last fiscal year, the Company paid approximately $137,500 for telemarketing and management services to Telemarketing Services Company, a company in which Mr. Anastos' daughter is the sole shareholder. In connection with an agreement with Mr. Anastos, the Company has retained the telemarketing management services of Mr. Anastos' daughter until December, 1997 for a maximum aggregate fee of $240,000.

(3) Includes 426,100 shares (11.7%) held by Mr. Anastos as co-trustee of a revocable trust for the benefit of Mr. Anastos' family, 150,500 shares (4.1%) held by Industrials and 2,500 shares (.1%) held by members of his family. Beneficial ownership of such shares is disclaimed by Mr. Anastos. Also includes 58,000 shares (1.6%) with respect to which Mr. Anastos has the right to acquire beneficial ownership within 60 days through the exercise of a stock option.

     Mr. Anastos has been on fully paid leave of absence as president of the Company since July 21, 1995. On November 20, 1995, the Company, Greenfield, Messrs. Geishecker, Sable, Libby and Anastos reached a definitive agreement to resolve all issues raised by Mr. Anastos in connection with, among other things, the Greenfield merger (Merger). Under that agreement, (i) Mr. Anastos will continue to receive his current compensation and benefits until the effective date of the Merger; (ii) the Company will transfer to Mr. Anastos at no cost two automobiles he currently uses; (iii) the Company will sell to Mr. Anastos an airplane for approximately $657,800; (iv) the Company has accelerated the vesting of all outstanding unvested Rule Stock Options (87,000) held by Mr. Anastos; and (v) the Company has retained the telemarketing management services of Mr. Anastos' daughter until December, 1997 for a maximum aggregate fee of $240,000. As part of this agreement, Mr. Anastos has, among other things, (i) granted Greenfield a proxy with respect to 611,100 shares and; (ii) agreed to a continued leave of absence from the Company until the date of the Merger, at which time he will tender his written resignation as president and director of the Company.

(4) Mr. Geishecker is currently a director of Gelman Sciences, Inc. During its last fiscal year, the Company paid consulting fees to The Krew Team, Inc.
     (Krew), a corporation in which Mr. Geishecker is a principal stockholder. See Item 11 (1), EXECUTIVE COMPENSATION, Note (6) .

(5) Includes (a) 33,445 shares (.9%) held by Krew, beneficial ownership of such shares is disclaimed by Mr. Geishecker and (b) 39,000 shares (1.1%) exercised in September, 1995 under a non-qualified stock option; the vesting of 23,000 of these shares was accelerated by the Board of Directors in connection with the Greenfield merger.

(6) Includes 15,000 shares (.4%) exercised in September, 1995 under a non-qualified option; the vesting of 9,000 of these shares was accelerated by the Board of Directors in connection with the Greenfield merger. Also included in Mr. Sable's total are 500 shares held by his wife, as custodian for their son.

(7) During the past fiscal year, the Company paid legal fees of $222,800 to Lynch, Brewer, Hoffman & Sands, a law firm in which Mr. Lynch is the senior partner.

(8) Since 1982, Mr. Libby has been president and sole owner of The Disston Company. Effective May 20, 1994, the Company acquired certain assets of Disston and, in connection with the acquisition, the Company issued a $2,000,000 6 1/2% subordinated debenture payable to Disston over a period of five years. Furthermore, Mr. Libby became a Vice President of the Company and entered into a ten-year non-competition agreement in consideration for $2,100,000, consisting of $500,000 paid in cash and the issuance of a $1,600,000 6 1/2% subordinated debenture payable to Mr. Libby over a period of five years beginning May, 1995. The May, 1995 principal payments of $720,000 were rescheduled to September 15, 1996 and the interest rate on both notes was increased to 8.125% per annum. During fiscal 1995, the Company made total payments to Disston of $3,426,556 under the terms of the May 20, 1994 acquisition arrangements. In connection with the acquisition, Mr. Libby also received (a) a warrant to purchase up to 100,000 shares of the Company's Common Stock at $10.00 per share and (b) a non-qualified stock option to acquire up to 100,000 shares of the Company's Common Stock at $5.00 per share.

(9) Includes the September, 1995 exercise of (a) a warrant for 100,000 shares and (b) a non-qualified stock option for 100,000 shares. The vesting of 64,000 shares under the option was accelerated by the Board of Directors in connection with the Greenfield merger.

No family relationships exist between any directors.

ITEM 11.     EXECUTIVE COMPENSATION AND OTHER INFORMATION
             --------------------------------------------

1. Executive Compensation

   The following table shows, for the fiscal years ending August 31, 1995, 1994 and 1993, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid accured for those years, to each of the executive officers of the Company in all capacities in which they served:

                                                                                              All Other
      Name and Principal Position                 Year                    Salary             Compensation
      ---------------------------                 ----                   --------            ------------

   William N. Anastos                             1995                   $147,066              $   59,100 (1)
    President                                     1994                    129,280                  54,300 (2)
                                                  1993                    132,640                  49,360 (3)

   Gary M. Sable                                  1995                    122,612              $   79,950 (4)
    Vice President                                1994                    127,320                   1,500 (5)
                                                  1993                    121,160                   1,400 (5)

   John A. Geishecker, Jr.                        1995                   $ 33,000                  62,880 (6)
    Vice President                                1994                     33,000                  92,880 (6)
                                                  1993                     33,000                 122,880 (6)

   Henry G. Libby (7)                             1995                   $237,500                  $1,350 (5)
    Vice President

     (1) Includes (a) $900 accrued under the Company's Profit Sharing and Savings Plan (the Plan), and (b) consulting fees of $58,200 which were paid to Industrials, Inc. (Industrials), a corporation in which a revocable trust established by Mr. Anastos for the benefit of his family is the sole stockholder. See Item 10, DIRECTORS AND EXECUTIVE OFFICERS, Note (2).

     (2) Includes (a) $1,500 accrued under the Plan, and (b) consulting fees of $52,800 which were paid to Industrials. See Item 10, DIRECTORS AND EXECUTIVE OFFICERS, Note (2).

     (3) Includes (a) $1,400 accrued under the Plan, and (b) consulting fees of $47,960 which were paid to Industrials. See Item 10, DIRECTORS AND EXECUTIVE OFFICERS, Note (2).

     (4) Includes (a) $800 accrued under the Plan, and (b) $178,750 in net value from the exercise of stock options for 20,000 shares during fiscal 1995.

     (5)  Amounts accrued under the Plan

     (6) Consulting fees which were paid to The Krew Team, Inc., a corporation in which Mr. Geishecker is a principal stockholder. See Item 10, DIRECTORS AND EXECUTIVE OFFICERS, Note (4).

     (7) Mr. Libby joined the Company as Vice-President on May 20, 1994, in conjunction with the Company's acquisition of the business of Disston. Prior to that date, Mr. Libby was the President and principal shareholder of Disston.

   The Plan is a qualified, defined contribution plan under the Internal Revenue Code and all full-time, non- union Employees of the Company are eligible to participate in the Plan. The Company contributes a percentage of its net profits to the Plan as determined by the Board of Directors, and each participating Employee may voluntarily contribute up to a maximum specified dollar amount to the Plan to be held in separate account for his/her benefit. Two-thirds of each Company contribution is allocated to the accounts of participating Employees based on relative compensation and one-third of such contribution is allocated to such accounts based on relative voluntary Employee contributions.

2. Stock Options and Warrants

   The following table sets forth information with respect to the named executives concerning unexercised options held and such fiscal year: their net values as of the fiscal year ended August 31, 1995 and options exercised during

                               Shares                        Number of unexercised                 Value of unexercised
                             acquired on     Value       options and warrants at fiscal      in-the-money options and warrants
                              exercise      realized               year end                       at fiscal year end (2)
                             -----------    --------    -------------------------------      ---------------------------------
       Name                                             Exercisable          Unexercisable        Exercisable        Unexercisable
       ----                                             -----------          -------------        -----------        -------------
William N. Anastos (1)                                       58,000          87,000                $152,250               $228,375
Gary M. Sable (1)            20,000         $178,750          6,000           9,000                  15,750                 23,625
John A. Geishecker (1)                                       16,000          24,000                  42,000                 63,000
Henry G. Libby (3)                                          136,000          64,000                 741,000                584,000

   (1) On December 21, 1987, the Board of Directors adopted the 1987 Non-Statutory Stock Option Plan (the "Non-Statutory Plan") covering up to 200,000 shares of Common Stock of the Company. The purpose of the Non-Statutory Plan is to provide a long-term incentive to certain key employees to remain in the employ of the Company. No option granted under the Non-Statutory Plan shall be vested during the initial five years of its term. Thereafter, provided the optionee remains in the continuous employment of the Company, the option shall become vested over the subsequent five years at an annual rate of 20% of the aggregate shares issued under the option. The Board of Directors may accelerate vesting of any option upon the occurrence of certain events, including acquisition of the assets of the Company by an unrelated person or entity, the acquisistion of 20% or more of the then outstanding voting securities of the Company by an unrelated person or entity, or changes in a majority of directors of the Company. Options are to be granted at not less than the fair market value of such shares at the time of grant. Both treasury shares and authorized but unissued shares may be issued upon exercise of options granted under the Non-Statutory Plan. Shares subject to options which expire or are terminated shall be available for re-optioning under the Non-Statutory Plan. On December 21, 1987, options for 200,000 shares were granted to Messrs. Anastos, Geishecker and Sable under the 1987 Non-Statutory Plan at an exercise price of $11.50 per share. The reported bid price for shares of the Company's Common Stock at the date of grant was $6.75 per share.

   (2) The closing price on August 31, 1995 of the Company's Common Stock on the NASDAQ National Market System was $14.125 per share.

   (3) In connection with the Disston acquisition, the Company granted Henry G. Libby, a vice president of the Company, a non-qualified stock option to purchase up to 100,000 shares of the Company's Common Stock at the exercise price of $5.00 per share. The purpose of this option was to provide a long-term incentive to Mr. Libby to remain in the employ of the Company. The option provides for annual vesting over five years and expires after eight years, subject to continuous employment with the Company. In addition, the Company entered into a non-competition agreement with Mr.

        Libby which provided for the issuance of an immediately exercisable warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $10 per share. No options were exercised by Mr. Libby during fiscal 1995.

Subsequent to August 31, 1995 in connection with the proposed merger with Greenfield, the Board of Directors accelerated the vesting of all non-vested shares under the above plans.

3. Compensation Committee, Interlocks and Insider Participation in Compensation Decisions

   Inasmuch as a majority of the Company's executive officers are represented and constitute a majority of the Board of Directors, the Board has not established a separate compensation committee. Mr. Geishecker is a member of the Board compensation committee of Gelman Sciences, Inc.

4. Termination of Employment and Change of Control Arrangements

   Under certain circumstances, the exercisability of certain options granted to named executives is accelerated in the event of certain changes in corporate control, including changes in the composition of the Board of Directors. See
   Note 2, Stock Options and Warrants.

   In May, 1994, the Company entered into an employment agreement with Mr. Libby which became effective on July 21, 1995 as a result of certain changes in the Company's management, and will continue until May, 1999 or such later date on which the Company's subordinated debentures held by Mr. Libby and The Disston Company are paid in full. Under the employment agreement, Mr. Libby will continue to receive an annual base salary at the rate in effect on the effective date of such agreement and participate in such employee plans as the Company maintains.

5. Director Compensation

   Directors, who are not officers or employees of the Company, are paid fees of $10,000 per annum.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

As of October 31, 1995, the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company's outstanding shares of Common Stock were William N. Anastos, Henry G. Libby and Greenfield Industries, Inc. The number of shares owned beneficially by Messrs. Anastos and Libby and the Company's other directors and executive officers, and the percentage of the outstanding Common Stock represented by such shares is set forth in tabular form in Item 10. DIRECTORS AND EXECUTIVE OFFICERS. Greenfield Industries, Inc., a Delaware corporation whose principal office is located at 470 Old Evans Road, Evans, Georgia 30803, was the beneficial owner of 630,000 shares (17.6%) of the Company's common stock as of such date. In addition, Mr. Anastos granted Greenfield Industries, Inc. a proxy for 611,000 shares (16.8%) on November 20, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

A. Gloucester Premises

     The Company leases all of the space in a building in Gloucester, Massachusetts from RAGS III, a Massachusetts general partnership comprised of Messrs. Anastos, Geishecker and Sable. Such building contains 87,500 square feet of space which is utilized by the Company for manufacturing operations. Under the terms of the lease, which originally expired on November 25, 1995 and has been extended to May 25, 1996, the Company is responsible for real estate taxes, building maintenance and all operating expenses with respect to the premises. The Company has a right of first refusal and a fair market value option to purchase the premises at any time during the lease term, including the extension period. Pursuant to an agreement between RAGS III and the Company, and subject to the completion of the merger with Greenfield, the Company will purchase the Gloucester premises from RAGS III for an aggregate purchase price of $2.4 million, which represents fair market value as determined by an independent appraiser.

   During fiscal 1995, the Company made lease payments to RAGS III of $519,427.

B. South Deerfield Premises

     The Company leases all of the space in a building located in South Deerfield, Massachusetts from RAGS II, a Massachusetts general partnership comprised of Messrs. Anastos, Geishecker and Sable. Such building contains 275,000 square feet of space which is utilized by the Company for its hardware operations. On June 15, 1995, the Company entered into a new lease which expires in 2010. Under the terms of the lease, the Company is responsible for real estate taxes, building maintenance and all operating expenses with respect to the premises. The Company has a right of first refusal to purchase the premises during the lease term.

     During fiscal 1995, the Company made lease payments to RAGS II of $365,000.

C. Other Transactions

   For information with respect to certain other transactions with management, see Item 10, DIRECTORS AND EXECUTIVE OFFICERS.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

A. The following documents are filed as a part of this report on Form 10-K:

   1.Financial Statements

     Independent Auditors' Reports

     Consolidated Statement of Operations - Years Ended August 31, 1995, 1994 and 1993

     Consolidated Balance Sheet - August 31, 1995 and 1994

     Consolidated Statement of Common Stockholders' Equity - Years Ended August 31, 1995, 1994 and 1993

     Consolidated Statement of Cash Flows - Years Ended August 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

   2.Financial Statement Schedules

     Report of Independent Accountants on Financial Statement Schedule

     Schedule VIII - Valuation and Qualifying Accounts

     Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

   3. Exhibits

      3.1 Restated Articles of Organization, as amended - filed as an exhibit to the Company's Registration on Form S-3, SEC Registration No. 33-82458 (the "1994 Form S-3") and incorporated herein by this reference.

      3.2 By-laws, as amended - filed as an exhibit to the 1994 Form S-3 and incorporated herein by this reference.

      4.1 Form of Stock Certificate for the Company's Common Stock, par value $.01 per share - filed as an exhibit to the Company's Registration Statement on Form S-14, SEC Registration No. 2-60857 (the "Form S-14') and incorporated herein by this reference.

      4.2 Indenture dated as of June 1, 1987 with Manufacturers Hanover Trust Company, as Trustee (including form of 12 1/2% Senior Subordinated Note due June 1, 1987) - filed as an exhibit to the Company's Registration Statement on Form S-2, SEC Registration No. 33-13587 (The "1987 Form S-2") and incorporated herein by this reference.

      4.3 Form of Stock Certificate for the Company's Preferred Stock, par value $100 per share-filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991 and incorporated herein by this reference.

      4.4 Warrant Agreement dated as of May 31, 1994 and form of Common Stock Purchase Warrant Certificate - filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 (the "May, 1994 Form 10-Q") and incorpoated herein by this reference.

      10.1 Lease dated November 25, 1985 with RAGS III - filed as an exhibit to the Company's Current Report on Form 8-K dated December 11, 1985 (the "December, 1985 Form 8-K") and incorporated herein by this reference.

      10.2 First Amended and Restated Lease dated as of May 1, 1990 with RAGS II - filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended August 31, 1990 and incorporated herein by this reference.

      10.3 Assignment and Assumption Agreement dated December 31, 1984 with RAGS II - filed as an exhibit to the Company's Current Report on Form 8-K dated January 4, 1985 (the "January, 1985 Form 8-K") and incorporated herein by this reference.

      10.4 Assignment and Assumption Agreement dated December 31, 1984 with RAGS II - filed as an exhibit to the January, 1985 Form 8-K and incorporated herein by this reference.

      10.5 Assignment and Assumption Agreement dated October 31, 1985 with RAGS III - filed as an exhibit to the December, 1985 Form 8-K and incorporated herein by this reference.

      10.6 License Agreement dated April 24, 1985 with Sudbury Laboratories, Inc.-filed as an exhibit to the 1987 Form S-2 and incorporated herein by this reference.

      10.7 1987 Incentive Stock Option Plan - filed as an exhibit to the Company's Registration Statement on Form S-8 dated August 2, 1994 (the "Form S-8") and incorporated herein by this reference.

      10.8 Form of Incentive Stock Option Agreement - filed as an exhibit to the Form S-8 and incorporated herein by this reference.

      10.9 1987 Non-Statutory Stock Option Plan - filed as an exhibit to the Form S-8 and incorporated herein by this reference.

      10.10 Form of Non-Statutory Stock Option Agreement - filed as an exhibit to the Form S-8 and incorporated herein by this reference.

      10.11    License Agreement dated January 2, 1991 with RemGrit
               Corporation - filed as an exhibit to the Company's Current Report on Form 8-K dated January 16, 1991 (the "January, 1991 Form 8-K") and incorporated herein by this reference.

      10.12 Security Agreement dated January 2, 1991 with RemGrit Corporation - filed as an exhibit to the January, 1991 Form 8-K and incorporated herein by this reference.

      10.13 Senior Subordinated Promissory Note dated March 1, 1992 to RemGrit Corporation - filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1992 and incorporated herein by this reference.

      10.14 Agreement dated December 4, 1992 with Paul Morigi & Company, Inc. and incorporated herein by this reference.

      10.15 Agreement dated February 17, 1993 between Phillips Screw Company and WKM Investments - filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993 and incorporated herein by this reference.

      10.16 Asset Purchase Agreement dated March 16, 1993 between Silver Metal Products, Inc. and SMP Acquisition Corporation, including exhibits - filed as an exhibit to the Company's Current Report on Form 8-K dated May 17, 1993 (the "May, 1993 Form 8-K") and incorporated herein by this reference.

      10.16.1 Agreement for the Modification and Amendment of Asset Purchase Agreement dated as of April 15, 1993 between Silver Metal Products, Inc. and SMP Acquisition Corporation - filed as an exhibit to the May, 1993 Form 8-K and incorporated herein by this reference.

      10.17 Asset Purchase Agreement dated as of July 8, 1993 between Phillips Screw Company and Phillips One Acquisition Corporation including Guaranty and Indemnity Agreement from the Company - filed as an exhibit to the Company's Current Report on Form 8-K dated September 2, 1993 and incorporated herein by this reference.

      10.18 Asset Purchase Agreement dated as of November 22, 1993 between Rule Manufacturing, Inc. and The Disston Company, including exhibits - filed as an exhibit to the Company's Current Report on Form 8-K dated January 20, 1994 (the "January, 1994 Form 8-K") and incorporated herein by this reference.

      10.19 Non-Competition Agreement dated May 20, 1994 with Henry G. Libby - filed as an exhibit to the Company's Current Report on Form 8-K dated June 3, 1994 (the "June, 1994 Form 8-K") and incorporated herein by this reference.

      10.20 $2,000,000 Subordinated Debenture dated May 20, 1994 payable to The Disston Company - filed as an exhibit to the June 20, 1994 Form 8-K and incorporated herein by this reference.

      10.20.1 Guaranty of the Company dated May 20, 1994 to The Disston Company - filed with the exhibits in the January, 1994 Form 8-K and incorporated herein by this reference.

      10.21 $1,600,000 Subordinated Debenture dated May 20, 1994 payable to Henry G. Libby - filed as an exhibit to the June, 1994 Form 8-K and incorporated herein by this reference.

      10.21.1 Guaranty of the Company dated May 20, 1994 to Henry G. Libby - filed with the exhibits in the January, 1994 Form 8-K and incorporated herein by this reference.

      10.22 Common Stock Purchase Warrant dated May 20, 1994 with Henry G. Libby - filed as an exhibit to the June, 1994 Form 8-K and incorporated herein by this reference.

      10.23 Non-Qualified Stock Option Agreement dated April 1, 1994 with Henry G. Libby - filed as an exhibit to the June, 1994 Form 8-K and incorporated herein by this reference.

      10.24 Employment Agreement dated May 20, 1994 with Henry G. Libby - filed with the exhibits in the January, 1994 Form 8-K and incorporated herein by this reference.

      10.25 Agreement for Assumption of Liabilities dated May 20, 1994 with The Disston Company - filed as an exhibit to the June, 1994 Form 8-K and incorporated herein by this reference.

      10.26 Assignment of Lease dated August 5, 1994 with The Disston Company and incorporated herein by this reference.

      10.27 Securities Purchase Agreement for Notes and Warrants dated as of May 31, 1994 - filed as an exhibit to the May, 1994 Form 10-Q and incorporated herein by this reference.

      10.28 Warrant dated as of June 30, 1994 with The CIT Group/Credit Finance Inc. - filed as an exhibit to the 1994 Form S-3 and incorporated herein by this reference.

      10.29 Credit Agreement dated as of September 21, 1994 with BayBank - filed as an exhibit to the Company's Current Report on Form 8-K dated September 26, 1994 (the "September, 1994 Form 8-K") and incorporated herein by this reference.

      10.30 Revolving Note dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.31 Term Note dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.32 Equipment Note dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.33 Security Agreement dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.34 Security Agreement - Intellectual Property dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.35 Pledge and Security Agreement dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.36 Specimen form of Subsidiary Guaranty dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.37 Specimen form of Subsidiary Security Agreement dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.38 Specimen form of Subsidiary Security Agreement - Intellectual Property dated as of September 21, 1994 with BayBank - filed as an exhibit to the September, 1994 Form 8-K and incorporated herein by this reference.

      10.39 First Amendment to Credit Agreement and Amended and Restated Note with BayBank dated March 31, 1995 - filed as an exhibit to the February 28, 1995 Form 10-Q and is incorporated herein by this reference.

      10.40 Agreement and Plan of Merger with Greenfield Industries, Inc. and Rule Acquisition Corporation dated August 11, 1995 - filed as an exhibit to the August, 1995 Form 8-K and incorporated herein by this reference.

      10.41    Lease dated June 15, 1995 with RAGS II (filed herewith).

      10.42 First Lease Amendment dated October 18, 1995 with RAGS III (filed herewith).

      10.43 Purchase and Sale Agreement dated October 18, 1995 between RAGS III and Rule Industries, Inc. (filed herewith).

      10.44 Settlement Agreement dated November 20, 1995 between the Company, Greenfield, Messrs. Geishecker, Sable, Libby and Anastos (filed herewith).

      10.45 Amendment No. 1 dated November 21, 1995 to the Agreement and Plan of Merger with Greenfield Industries, Inc. (filed herewith).

      21.1         Subsidiaries                    State of Incorporation
                   ------------                    ----------------------
               Rule Cutting Tools, Inc.                 Massachusetts
               Rule Manufacturing, Inc.                 Massachusetts
               RemGrit Abrasive Tools, Inc.             Massachusetts
               Disston-Canada, Inc.                     Ontario, Canada
               Rule International, Inc.  (FSC)          U.S. Virgin Islands
               Rule Paint & Chemical, Inc.              Massachusetts
               Rule Corporation                         Delaware

               All of the subsidiaries listed above are included in the Company's consolidated financial statements.

      23.1 Consent of Deloitte & Touche LLP regarding Form S-8 and Form S-3 Registration Statements incorporated herein by this reference.

      23.2 Consent of Price Waterhouse LLP regarding Form S-8 and Form S-3 Registration Statements (filed herewith).

      27       Financial Data Schedule (EX-27)

B. Reports on Form 8-K

   1. The Company filed a Report on Form 8-K dated August 11, 1995 which reported under Item 5 that the Company had entered into an Agreement and Plan of Merger with Greenfield Industries, Inc.

   2. The Company filed a Report on Form 8-K/A (Amendment No. 1) dated September 1, 1995 which reports that the Company had terminated KPMG Peat Marwick LLP and engaged Price Waterhouse LLP as auditors.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     December 4, 1995           RULE INDUSTRIES, INC.
      ------------------------



                                     By:  /s/   Gary M. Sable
                                          --------------------------------------
                                                Gary M. Sable
                                                Vice President
                                                Chief Operating Officer


                                     By:  /s/   John A. Geishecker, Jr.
                                          --------------------------------------
                                                John A. Geishecker, Jr.
                                                Vice President
                                                Chief Financial Officer


                                     By:  /s/   Albert J. Sabbag
                                          --------------------------------------
                                                Albert J. Sabbag
                                                Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Gary M. Sable                       Date: December 4. 1995
--------------------------------------         ---------------------------------
Gary M. Sable, Director



/s/   John A. Geishecker, Jr.             Date: December 4, 1995
--------------------------------------         ---------------------------------
John A. Geishecker, Jr., Director



/s/   Owen B. Lynch                       Date: December 4, 1995
--------------------------------------         ---------------------------------
Owen B. Lynch, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and
     Shareholders of Rule Industries, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of common stockholders' equity and of cash flows present fairly, in all material respect, the financial position of Rule Industries, Inc. and its subsidiaries at August 31, 1995, and the result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managements, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Rule Industries, Inc. as of August 31, 1994 and for each of the two years in the period ended August 31, 1994 were audited by other independent accountants whose report dated December 12, 1994 expressed an unqualified opinion on those statements.

     As explained in Note 14, on August 11, 1995, Rule Industries, Inc. entered into an Agreement and Plan of Merger with Greenfield Industries, Inc. whereby Rule Industries, Inc. will become a wholly owned subsidiary of Greenfield Industries, Inc., subject to approval by Rule Industries, Inc. common shareholders.



     PRICE WATERHOUSE LLP
     St. Louis, Missouri
     October 27, 1995, except for Note 5 which is as November 30, 1995

                         INDEPENDENT AUDITORS' REPORT



     To the Stockholders and Directors of Rule Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of Rule Industries, Inc. and its subsidiaries as of August 31, 1994, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the two years in the period ended August 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rule Industries, Inc. and its subsidiaries at August 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.



     DELOITTE & TOUCHE LLP
     Boston, Massachusetts
     December 12, 1994

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                                                                      1995             1994             1993
                                                                                  ----------        ----------       ---------
                                                                               (in thousands, except share and per share amounts)
  Net Revenues                                                                  $   68,458        $   63,919        $   48,334
                                                                                ----------        ----------        ----------
  Cost and Expenses
     Cost of revenues (includes rent to related parties (Note 11))                  49,155            43,648            33,894
     Selling, general and administrative expenses                                   15,874            15,160            11,486
     U.S. Anchor litigation (Note 10)                                                                (2,463)
                                                                                ----------        ----------        ----------
                                                                                    65,029            56,345            45,380
                                                                                ----------        ----------        ----------

  Operating Income                                                                   3,429             7,574             2,954
                                                                                ----------        ----------        ----------

  Other (Income) Expenses
     Interest expense (includes interest to related parties (Note 5c))               4,106             3,290             3,153
     Gain on sale of investment (Note 1c)                                             (864)
     Merger related costs (Note 14)                                                    454
     Other, net                                                                        (35)              208               233
                                                                                ----------        ----------        ----------
                                                                                     3,661             3,498             3,386
                                                                                ----------        ----------        ----------

  Income (Loss) from Continuing Operations Before Income Taxes                        (232)            4,076              (432)

  Income Tax Benefit (Provision) (Notes 1 and 7)                                       316              (896)              313
                                                                                ----------        ----------        ----------

  Income (Loss) from Continuing Operations                                              84             3,180              (119)

  Loss from Discontinued Operations (Note 13)                                                                              (74)
                                                                                ----------        ----------        ----------

  Income (Loss) Before Extraordinary Item                                               84             3,180              (193)

  Extraordinary Item:
     Costs related to early extinguishment of debt (net of
        income tax benefit of $316,000) (Notes 1 and 5(a))                            (613)
                                                                                ----------        ----------        ----------

  Net Income (Loss)                                                                   (529)            3,180              (193)
  Dividends on Preferred Stock                                                         (24)             (289)             (275)
                                                                                ----------        ----------        ----------

  Net Income (Loss) Applicable to Common Stockholders                           $     (553)       $    2,891        $     (468)
                                                                                ==========        ==========        ==========

  Weighted Average Number of Common Shares Outstanding
     Primary                                                                     2,690,683         2,277,743         2,206,177
                                                                                ==========        ==========        ==========
     Fully Diluted                                                               2,776,711         2,685,544         2,619,819
                                                                                ==========        ==========        ==========

  Earnings (Loss) Per Common Share:
     Primary:
        From Continuing Operations                                              $      .03        $     1.27        $    ( .18)
        From Discontinued Operations                                                                                     ( .03)
                                                                                ----------        ----------        ----------
        Income (Loss) Before Extraordinary Item                                        .03              1.27             ( .21)
        Extraordinary Item                                                          (  .23)
                                                                                ----------        ----------        ----------
        Net Income (Loss) Per Common Share (Note 1)                             $   (  .20)       $     1.27        $    ( .21)
                                                                                ==========        ==========        ==========

     Fully Diluted:
        From Continuing Operations                                              $      .03        $     1.18        $    ( .18)
        From Discontinued Operations                                                                                     ( .03)
                                                                                ----------        ----------        ----------
        Income (Loss) Before Extraordinary Item                                        .03              1.18             ( .21)
        Extraordinary Item                                                           ( .23)
                                                                                ----------        ----------        ----------
        Net Income (Loss) Per Common Share (Note 1)                             $    ( .20)       $     1.18        $    ( .21)
                                                                                ==========        ==========        ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                           AUGUST 31, 1995 AND 1994

ASSETS
                                                                1995       1994
                                                               -------    -------
                                                                 (in thousands)
  Current Assets
    Cash                                                      $     37   $     56
    Accounts receivable (less allowance for doubtful
      accounts of $368,000 and $422,000)                         9,057     11,866
    Inventories (Notes 1 and 3)                                 19,947     19,176
    Prepaid expenses and other current assets (Note 1)             663      1,180
                                                              --------   --------

           Total Current Assets                                 29,704     32,278
                                                              --------   --------

  Property and equipment (Notes 1 and 4)                        28,911     26,533
  Less accumulated depreciation                                (15,814)   (14,003)
                                                              --------   --------

                                                                13,097     12,530
                                                              --------   --------

  Other Assets
     Deferred finance charges, net (Notes 1 and 5)                 290        758
     Goodwill, patents, licenses, formulas, trademarks and
        other intangibles, net (Note 1)                         19,935     20,190
     Other non-current assets (Note 1)                             859        887
                                                              --------   --------

                                                                21,084     21,835
                                                              --------   --------
  Total Assets                                                $ 63,885   $ 66,643
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                           AUGUST 31, 1995 AND 1994

  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                       1995            1994
                                                                                                     --------        -------
                                                                                                          (in thousands)
  Current Liabilities
    Current portion of long term debt (including related party debt of $720,000 and $650,000 in 1995
        and 1994, respectively (Note 5))                                                            $ 4,125          $ 7,551
    Demand notes payable (Note 5)                                                                     2,000
    Accounts payable                                                                                  6,642            9,293
    Accrued expenses
      Payroll and related expenses                                                                      815            1,000
      Interest (Note 5)                                                                                 517              474
      Income taxes payable (Note 7)                                                                     675              610
      Other (Notes 1 and 8)                                                                           2,134            3,288
   Amounts due to Disston and its shareholder (Note 2)                                                1,080            2,520
                                                                                                    -------          -------

             Total Current Liabilities                                                               17,988           24,736
                                                                                                    -------          -------

  Long-Term Debt (Note 5) (including related party debt of $2,880,000
     and $2,646,000 in 1995 and 1994, respectively)                                                  32,550           27,188
                                                                                                    -------          -------

  Deferred Income Taxes (Notes 1 and 7)                                                                 605            1,389
                                                                                                    -------          -------

  Commitments and Contingencies (Notes 10 and 11)

  Redeemable Convertible Preferred Stock,
    8% cumulative, $100 par value, authorized, 100,000
    shares, issued and outstanding, 36,100 shares
    at August 31, 1994 (Note 6)                                                                                        3,610
                                                                                                                     -------

  Common Stockholders' Equity (Note 9)
     Common stock, $.01 par value, authorized 5,000,000
        shares, issued 3,316,173 and 2,895,044 shares at August 31, 1995 and 1994 respectively; outstanding 2,644,407 and 2,222,260 in 1995
        and 1994, respectively                                                                           33               29
     Additional paid-in capital                                                                       4,926            1,335
     Retained earnings (Notes 5 and 6)                                                               10,879           11,432
     Treasury stock, at cost, 671,766 and 672,784 shares
        at August 31, 1995 and 1994, respectively                                                    (3,096)          (3,076)
                                                                                                    -------          -------

  Total Common Stockholders' Equity                                                                  12,742            9,720
                                                                                                    -------          -------

  Total Liabilities and Stockholders' Equity                                                        $63,885          $66,643
                                                                                                    =======          =======

  The accompanying notes are an integral part of these consolidated financial statements

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                                                        Additional                            Investment
                                                     Common Stock        Paid-in     Retained   Treasury      Valuation
                                                     ------------
                                                   Shares     Amount     Capital     Earnings    Stock        Allowance    Total
                                                   ------     ------     -------     --------    -----        ---------    -----
Balance, August 31, 1992                           2,879,144    $29       $1,203     $ 9,009     $(3,076)      $(268)       $ 6,897

Net loss                                                                                (193)                                  (193)
Unrealized loss on noncurrent marketable
 equity securities                                                                                               (86)           (86)
Recognized loss on noncurrent marketable
 equity securities                                                                                               112            112
Dividends on redeemable convertible preferred
 stock                                                                                  (275)                                  (275)
                                                   ---------    ---      -------     -------     -------      ------        -------

Balance, August 31, 1993                           2,879,144     29        1,203       8,541      (3,076)       (242)         6,455

Net income                                                                             3,180                                  3,180
Issuance of 183 treasury shares in exchange for
   Phillips Screw Company shares
Issuance of stock option as purchase
 consideration                                                                25                                                 25
Issuance of warrants                                                          41                                                 41
Issuance of 15,900 shares for options exercised       15,900                  66                                                 66
Unrealized loss on noncurrent marketable
 equity securities                                                                                               242            242
Dividends on redeemable convertible preferred
 stock                                                                                  (289)                                  (289)
                                                   ---------    ---      -------     -------     -------      ------        -------

Balance, August 31, 1994                           2,895,044     29        1,335      11,432      (3,076)         --          9,720

Net loss                                                                                (529)                                  (529)
Issuance of 28 treasury shares in exchange for
 Phillips Screw Company shares
Issuance of 401,129 shares for conversion of
 preferred stock                                     401,129      4        3,484                                              3,488
Issuance of 3,875 treasury shares for warrants
 exercised                                                                    21                      18                         39
Issuance of 20,000 shares for options exercised       20,000                  86                                                 86
Purchase of 2,885 shares for treasury                                                                (38)                       (38)
Dividends on redeemable convertible preferred
 stock                                                                                   (24)                                   (24)
                                                   ---------    ---      -------     -------     -------      ------        -------

Balance, August 31, 1995                           3,316,173    $33       $4,926     $10,879     $(3,096)         --        $12,742
                                                   =========    ===       ======     =======     =======      ======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                                                      1995       1994       1993
                                                                    ---------  ---------  ---------
                                                                            (in thousands)
Cash Flows from Operating Activities
Net income (loss)                                                   $   (529)  $  3,180   $   (193)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
          Depreciation                                                 1,811      1,569      1,429
          Amortization of other assets                                 1,998      1,727      1,067
          Amortization of discount on senior subordinated notes          165         87         53
          Loss from discontinued operations                                                     74
          Write-off of deferred financing costs                          459
          Write-off of discount on debt                                  222
          Recognized (gain) loss on marketable equity securities        (864)       225        112
          Deferred income taxes                                         (784)       125       (420)
   Changes in current assets and liabilities, excluding the
      effects of acquisitions and dispositions:
          Accounts receivable                                          2,809     (5,360)      (155)
          Inventories                                                   (771)     3,163        (31)
          Refundable income taxes                                                               71
          Prepaid expenses and other current assets                      (16)      (628)        98
          Accrual for estimated litigation costs                      (2,663)      (422)
          Accounts payable                                            (2,651)     3,528       (727)
          Accrued expenses                                            (1,231)       421        706
          Amounts due from The Disston Company                          (932)      (687)
          Other                                                                     722        122
                                                                    --------   --------   --------
Net Cash Provided by Operating Activities                                618      5,164      1,097
                                                                    --------   --------   --------

Cash Flows from Investing Activities
   Acquisition of property and equipment                              (2,378)    (2,278)    (1,531)
   Proceeds from sale of investment in marketable securities           1,397
   Patents, trademark and other intangibles                                        (248)       (74)
   Disston acquisition - net assets acquired for cash (Note 2)                  (14,400)
   Collection of purchased receivables                                            7,470
   Payments of amounts due to The Disston Company                     (3,033)    (1,741)
                                                                    --------   --------   --------
Net Cash Used in Investing Activities                                 (4,014)   (11,197)    (1,605)
                                                                    --------   --------   --------

Cash Flows from Financing Activities
   Proceeds from short-term borrowings                                21,752     71,306     13,660
   Repayments of short-term borrowings                               (16,367)   (65,709)   (14,480)
   Proceeds from long-term debt                                        7,020      3,721     49,016
   Repayments of long-term debt                                       (8,856)    (3,063)   (54,585)
   Deferred finance charges                                             (234)                 (381)
   Proceeds from issuance of redeemable preferred stock                                        500
   Proceeds from issuance of stock options, net                           86         66
   Preferred dividends paid                                              (24)      (289)      (269)
                                                                    --------   --------   --------
Net Cash Provided by (Used in) Financing Activities                    3,377      6,032     (6,539)
                                                                    --------   --------   --------

Net Cash Used in Continuing Operations                                   (19)        (1)    (7,047)
Net Cash Provided by Discontinued Operations                                                 7,104
                                                                    --------   --------   --------
Net Increase (Decrease) in Cash                                          (19)        (1)        57
Cash, Beginning of Year                                                   56         57
                                                                    --------   --------   --------
Cash, End of Year                                                   $     37   $     56   $     57
                                                                    ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation
        ---------------------------

        The consolidated financial statements include the accounts of Rule Industries, Inc. and its subsidiaries (the Company), all of which are wholly owned. Significant intercompany transactions and balances have been eliminated in consolidation.


     b. Inventories
        -----------
        Inventories are stated at the lower of cost or market, based on the first-in, first-out (FIFO) method. Inventory cost includes the cost of materials, direct labor and manufacturing overhead.

     c. Other Current Assets
        --------------------
        Other current assets in 1994 include the Company's investment of 171,983 shares of common stock of Datamarine International Inc., (Datamarine), a publicly owned company. The cost of the Company's investment in Datamarine was $1,143,000. The carrying value of this investment was $533,000 and $758,000 at August 31, 1994 and 1993, respectively, and represented the Company's underlying equity in the net assets of Datamarine. In September 1994, the Company sold its investment in Datamarine for $1,397,000, resulting in a pre-tax gain of $864,000 which was recognized in the first quarter of fiscal 1995.

     d. Property and Equipment
        ----------------------

        Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and betterments are capitalized.

     e. Financing Costs
        ---------------

        Deferred finance charges consist of costs incurred in obtaining debt financing and issuing redeemable preferred stock. Such amounts are carried at cost, less accumulated amortization of $826,000 and $1,212,000 at August 31, 1995 and 1994, respectively. Deferred finance charges are amortized over the terms of the related agreements (Notes 5 and 6). As discussed in Note 5, the Company refinanced its term loan and revolver debt on September 23, 1994. As of August 31, 1994, the unamortized deferred finance charges related to the refinanced debt totaled $459,000, which amount was charged as an extraordinary expense, along with an early termination fee of $470,000, in the first quarter of fiscal 1995 (Note 5).

     f. Goodwill, Patents, Licenses, Formulas, Trademarks and Other Intangibles
        -----------------------------------------------------------------------

        Goodwill, patents, licenses, formulas, trademarks and other intangibles consisted of the following at August 31:

                                                    1995       1994
                                                     (in thousands)
                                                   -----------------
                Goodwill (Note 2)                  $ 9,422   $ 7,840
                Patents and trademarks (Note 2)     12,269    12,257
                Non-compete agreements (Note 2)      4,465     4,465
                Other intangibles                    1,568     1,568
                                                   -------   -------
                                                    27,724    26,130
                Less accumulated amortization       (7,789)   (5,940)
                                                   -------   -------
                                                   $19,935   $20,190
                                                   =======   =======

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

        Such costs are amortized using the straight-line method over their legal or estimated useful lives, generally 5 to 17 years. The Company periodically evaluates the recoverability of the above intangible assets based upon the anticipated cash flows of the related product lines. Management believes that there has been no impairment in value as of August 31, 1995.

     g. Other Non-Current Assets
        ------------------------

        Other non-current assets include real property held for sale at August 31, 1995 with a net book value of $525,000. Management believes that, based upon recent studies, the estimated realizable value is in excess of net book value.

     h. Income Taxes
        ------------

        Through August 31, 1993, income taxes have been determined for financial reporting purposes using the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes".

        The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective September 1, 1993. This statement required the Company to adopt an asset and liability approach to accounting for income taxes, whereby deferred tax assets or liabilities are based on the future expected values of the related assets and liabilities. The adoption of FASB No. 109, which was applied prospectively, did not have a material effect on the Company's financial statements.

     i. Engineering and Development Expenses
        ------------------------------------

        Engineering and development expenses are expensed when incurred. The portion which relates to research and development is included in selling, general and administrative expenses, and the portion relating to manufacturing engineering is included in cost of revenues. The following summarizes the amount of engineering and development expenses reflected in the financial statements:



                                                      1995    1994    1993
                                                         (in thousands)
                                                    ----------------------
         Selling, general and administrative        $  595  $  546  $  517
         Cost of revenues                              699     640     608
                                                    ------  ------  ------
         Total engineering and development expenses $1,294  $1,186  $1,125
                                                    ======  ======  ======



     j. Net Income (Loss) Per Common Share
        ----------------------------------

        Primary earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings
        (loss) per share includes the 401,129 shares issuable through the date of conversion of the preferred stock. Fully diluted earnings (loss) per share assumes that the preferred stock was converted into common stock as of the beginning of the fiscal year and reflects the elimination of dividends.

     k. Cash Flow Information
        ---------------------
        See Note 6 for information regarding the exchange of redeemable convertible preferred stock for common stock.

        Cash payments for interest and income taxes were as follows:

                                            1995     1994    1993
                                              (in thousands)
                                           -----------------------
                    Interest               $4,063   $3,321  $3,225
                    Income taxes               88      452    ---

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994, AND 1993

     l. Concentrations of Credit Risk
        -----------------------------

        Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable for which collateral is generally not required. The Company's customers are primarily in the hardware and marine industries, with no significant concentrations of credit risk due to the large number of customers in each industry. Management maintains reserves for potential credit losses and historically such losses have been within management's expectations. In addition, the Company maintains credit insurance on accounts receivable from most international customers.

     m. Revenue Recognition
        -------------------

        Revenue is recognized when products are shipped.

     n. Foreign Currency Translation
        ----------------------------

        Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at year-end rates; revenues and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are recognized in income currently. For the years ended August 31, 1995 and 1994, transaction gains and losses were not material to the consolidated financial statements. The Company has had no foreign currency transactions in prior years.

     o. Fair Value of Financial Instruments
        -----------------------------------

        For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book values at August 31, 1995, based on terms currently available to the Company in financial markets.

     p. Reclassifications
        -----------------

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   ACQUISITION

     In November 1993, the Company's subsidiary, Rule Manufacturing, Inc., entered into an agreement to acquire certain assets of The Disston Company (Disston). This agreement was subject to the completion of financing arrangements which occurred on January 6, 1994. Under the terms of the agreement, the assets were acquired at various dates during the period January 6 to May 20, 1994, at which time the acquisition was completed. On March 1, 1994, the Company began selling Disston products and, accordingly, the results of operations of Disston are included from that date.

     The acquisition has been accounted for as a purchase with an aggregate purchase price of $36,750,000. The purchase price consisted of the following:

                                                                        (in thousands)
        Cash                                                               $14,400
        Surrendering of amounts due from Disston                             8,696
        Accounts payable assumed and accrued liabilities                     4,113
        Issuance of debentures and stock options (Notes 5 and 9a)            3,528
        Amounts payable to Disston                                           5,513
        Amounts payable to Disston's principal shareholder                     500
                                                                           -------
                                                                           $36,750
                                                                           =======

     At August 31, 1995, other current liabilities include amounts payable to Disston and the principal shareholder of Disston totaling $930,000 and $150,000, respectively, excluding the Subordinated Debentures (Note 5c). Subsequent to May 20, 1994, the principal shareholder of Disston became an officer of the Company and is deemed to be a related party. In addition, the Company entered into a non-competition agreement with the principal shareholder of Disston which provided for the issuance of a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $10 per share (Note 9b).

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

     The principal shareholder of Disston also received a non-qualified stock option to purchase up to 100,000 shares of the Company's common stock over an eight year period at an exercise price of $5 per share, subject to continuous employment with the Company (Note 9a).

     The purchase price included approximately $3,056,000 of estimated future costs related to arbitration proceedings between Disston and a former owner of Disston. The Company is not a party to the arbitration proceedings nor the action that gave rise to these proceedings. In connection with the pending merger with Greenfield, a Liquidating Trust will be established which may receive certain proceeds in the event of a favorable outcome of the arbitration proceedings (Note 14).

     The cost of the acquisition has been allocated based upon the estimated fair values of the assets acquired and the liabilities assumed. After allocating $6,420,000 to tradenames, the excess of cost over net assets acquired amounted to $8,350,000, which has been recorded as goodwill and is being amortized over 15 years.

     The following unaudited pro forma information has been prepared as if the operations of Disston had been included at the beginning of the periods presented. These amounts are not necessarily indicative of the actual results of operations had Disston been combined with Rule for the periods presented.

                                                                   1994                 1993
                                                           (in thousands, except per share amounts)
                                                            --------------------------------------
                                                                         (unaudited)
     Revenues                                                    $77,942              $78,378
                                                                 =======              =======

     Income from Continuing Operations                           $ 3,508              $   566
                                                                 =======              =======

     Net Income                                                  $ 3,508              $   492
                                                                 =======              =======

     Net Income Applicable to Common Stockholders                $ 3,219              $   217
                                                                 =======              =======


     Primary Earnings Per Common Share
        From Continuing Operations                               $  1.41              $   .13
                                                                 =======              =======
        Net Income                                               $  1.41              $   .10
                                                                 =======              =======

     Fully Diluted Earnings Per Common Share
        From Continuing Operations                               $  1.31              $   .13
                                                                 =======              =======
        Net Income                                               $  1.31              $   .10
                                                                 =======              =======

 3.  INVENTORIES

     Inventories consisted of the following at August 31:

                                                               1995           1994
                                                                  (in thousands)
                                                             ----------------------
        Raw material                                        $  9,188      $   8,788
        Work-in-progress                                       1,269          1,356
        Finished goods                                         9,490          9,032
                                                            --------      ---------
                                                            $ 19,947      $  19,176
                                                            ========      =========

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

4.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, and their estimated economic useful lives were as follows at August 31:

                                                                Estimated
                                         1995     1994         Useful Lives
                                         (in thousands
                                       ----------------        ------------
         Building and improvements     $   761  $   717          5 - 20
         Machinery and equipment        20,208   18,178          5 - 16
         Molds and dies                  6,655    6,378          5 - 10
         Transportation equipment        1,287    1,260          5 - 10
                                       -------  -------
                                       $28,911  $26,533
                                       =======  =======

5.   LONG TERM DEBT AND DEMAND NOTES PAYABLE


     Long term debt and demand notes payable at August 31:

                                                     1995             1994
                                                        (in  thousands)
                                                  -------------------------
         Term loans (a) (e)                       $  6,642         $  3,075
         Revolver debt (a)                          17,200           11,813
         12 1/2% Senior subordinated notes (b)       9,233           11,039
         6 1/2% Subordinated debentures (c)          3,600            3,296
         10% Notes (d)                                                2,117
         RemGrit notes (f)                           2,000            3,399
                                                   -------          -------
                                                    38,675           34,739

         Less amount currently payable               6,125            7,551
                                                   -------          -------
                                                  $ 32,550         $ 27,188
                                                  ========         ========

     (a) On December 24, 1992, the Company entered into a long-term senior credit agreement with an initial maturity in December 1994. On January 6, 1994, the Company entered into a revised credit agreement with the same senior lender which increased the revolving debt by approximately $6,000,000, the proceeds of which were used to acquire certain tangible assets of Disston. In addition, the maturity of the credit agreement was extended to December 1995. The agreement provided for total borrowings which were based upon eligible assets that included inventories, trade accounts receivable, and machinery and equipment (borrowing base) and, at August 31, 1994, borrowings under the agreement approximated the borrowing base. Borrowings under the agreement bore interest at prime plus 2% and were collateralized by substantially all of the assets of the Company not pledged under other debt agreements. The Company paid an annual facility fee of $150,000 plus 1/2 of 1% of the average outstanding daily balance.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

         On September 23, 1994, the Company entered into a long-term credit agreement with a new senior lender, the proceeds of which were used to repay the existing revolving debt, certain term loans, and retire the balance remaining on the 10% Notes issued in June 1994 (Note 5 (d)). The Company paid an early termination fee of $470,000 to its previous senior lender as a result of refinancing this debt prior to its maturity. This amount, in addition to the unamortized deferred finance costs on the refinanced debt, was charged as an extraordinary expense in the first quarter of fiscal 1995. The new agreement provides for total borrowings of up to $26,000,000 based upon eligible assets including inventories, trade accounts receivable, and machinery and equipment. The credit facility is collateralized by substantially all assets of the Company and consists of a $17,500,000 three-year revolving loan, a $6,000,000 term loan, and a $2,500,000 term loan available for new equipment financing. At August 31, 1995, borrowings under the revolving and term credit agreements approximated the borrowing base, and availability under the equipment financing facility was approximately $1,480,000. Term borrowings under the agreement are to be repaid quarterly over five years and bear interest at prime plus 3/4%. Revolver borrowings bear interest at prime plus 1/2% or LIBOR plus 2 1/2%. The revolving credit facility expires September 15, 1996 and the term loan with the same senior lender expires on December 31, 1999. Under the terms of the credit agreement, the Company, among other things, is restricted from paying dividends and is required to meet certain financial covenants. As of August 31, 1995, the Company was not in compliance with certain financial covenants under the new credit agreement, and such non-compliance was waived by the Company's senior lender.

     (b) In June, 1987 the Company publicly issued $15,000,000 of senior subordinated notes. The notes are redeemable at the option of the Company, in whole or in part, at face value plus interest accrued to the redemption date. The Company is required to redeem $1,875,000 of the principal amount of the notes on June 1 of each year with the balance due on June 1, 1997. The balance outstanding under the notes was $9,375,000 and $11,250,000 at August 31, 1995 and 1994,
         respectively. The notes bear interest at 12 1/2% per annum payable semi-annually, and are subordinated to all present and future senior indebtedness, as defined.

     (c) Consideration for the Disston acquisition (Note 2) included the issuance of a $2,000,000 subordinated debenture to Disston and a $1,600,000 subordinated debenture to the principal shareholder of Disston in connection with a non-competition agreement. Both debentures bear interest at 6 1/2% per annum and are to be repaid in five equal annual installments. Prior to the scheduled May, 1995 principal payments, the parties agreed to defer such principal payments and make the notes payable on demand. In addition, the interest rate increased to 8.125% per annum. In November, 1995 the terms of the notes were further amended whereby the May 20, 1995 principal payments of $720,000 were rescheduled to September 15, 1996 and the interest rate on both notes remained at 8.125% per annum. All other terms of the original subordinated debentures, including other scheduled principal payments, remain unchanged. The Company recorded related party interest expense of $341,000 and $92,000 for the years ended August 31, 1995 and 1994, respectively.

     (d) In June, 1994 the Company's wholly-owned subsidiary, Rule Cutting Tools, Inc., issued $2,180,000 of 10% Notes due May 31, 1995 with immediately exercisable warrants for the purchase of 54,500 shares of Rule common stock. The warrants are exercisable until May 31, 1997 at a price of $10 per share. In September, 1994 the Company repaid the Notes in their entirety from the proceeds of the sale of Datamarine common stock (Note 1c) and the refinancing of senior indebtedness. The Notes were guaranteed by Rule Industries, Inc. and were collateralized by 171,983 shares of Datamarine common stock.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

     (e) In December, 1991 the Company entered into an installment note agreeement with a bank collateralized by certain equipment. The note bears interest, payable monthly, at the bank's base floating rate plus 1 1/2% and is payable in monthly principal installments of $9,173 with a final installment of $220,143 due on September 4, 1998. The principal balance outstanding as of August 31, 1995 was $550,000.

     Annual maturities of debt long term debt during the next five years are as follows:

                 Year Ending August 31    (in thousands)
                 ---------------------     ------------
                         1996                 $ 4,125
                         1997                  27,528
                         1998                   2,251
                         1999                   2,361
                         2000                     410

     (f) In conjunction with the 1991 acquisition of RemGrit, the Company's RemGrit Abrasive Tools, Inc. subsidiary issued notes to the seller totaling $6,400,000, of which $2,000,000 and $3,399,000 were outstanding at August 31, 1995 and 1994 respectively. These notes have been renegotiated periodically and were scheduled to mature in December 1994. In November 1994, the Company made a $1,149,000 payment to the holder and issued a new note for the balance outstanding of $2,000,000. This note, which originally matured on February 1, 1996, was subsequently replaced with a new note payable on demand which bears interest payable quarterly at the annual rate of prime plus 1 1/2%, and is included in demand notes payable on the August 31, 1995 Consolidated Balance Sheet.

     In September 1995, senior indebtedness was reduced by approximately $5,040,000 with funds received from the exercise of a stock option granted to Greenfield Industries, Inc. (Greenfield) in connection with the merger (Note 14). In addition, the Company received approximately $2,434,000 in September, 1995 from the exercise of stock options and warrants, which was used for working capital purposes (Note 14). These capital infusions have improved the Company's short-term cash position and have alleviated the need to further finance additional working capital requirements. If the merger with Greenfield is not consummated, the Company believes various, reasonable alternatives are available to address its future capital funding requirements.

     Under the terms of the Company's borrowing arrangements, the Company is subject to various restrictive financial covenants. Additionally, the Company is precluded from paying dividends on common stock, selling certain assets, acquiring treasury stock or incurring certain additional indebtedness, without the permission of its lenders.



6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In December 1991, the shareholders of the Company approved the creation of a new class of preferred stock, and the Company privately placed 31,100 shares of Series A, 8% cumulative, convertible redeemable preferred stock, $100 par value, for an aggregate price of $3,110,000. On December 24, 1992, the Company privately placed an additional 5,000 shares of Series B, 8% cumulative, convertible redeemable preferred stock of $100 par value for an aggregate price of $500,000. In November 1994, the Company exercised its conversion option and redeemed all preferred shares outstanding in exchange for the issuance of 401,129 shares of the Company's common stock, thereby increasing common stock and additional paid-in capital by $3,488,000 (the carrying value of the preferred shares, immediately prior to conversion, less the related unamortized deferred financing fees).

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993



7.   INCOME TAXES

     The provision (benefit) for income taxes under SFAS 109 in fiscal 1995 and 1994 and under Accounting Principles Board Opinion No. 11 (APB 11) in fiscal 1993 consisted of the following:

                                                     1995       1994     1993
      Current:                                            (in  thousands)
                                                    --------------------------
       Federal                                       $  79      $600     $  73
       State                                            74       171        34
                                                     -----      ----     -----
        Total Current                                  153       771       107
                                                     -----      ----     -----

      Deferred:
       Federal                                        (606)       45      (357)
       State                                          (179)       80       (63)
                                                     -----      ----     -----
        Total Deferred                                (785)      125      (420)
                                                     -----      ----     -----
      Total provision (benefit) for income taxes     $(632)     $896     $(313)
                                                     =====      ====     =====

     Significant components of the Company's deferred tax asset and liabilities consisted of the following as of August 31:

                                                       1995       1994
      Deferred tax assets:                               (in thousands
                                                      ------------------
         Allowance for doubtful accounts              $  136      $   86
         Accrued liabilities                             251         198
         Inventory reserves and uniform
          capitalization, net                             65          74
         Charitable contributions carryforward           349         258
         Net operating loss carryforwards              1,665         534
         Tax credit carryforwards                        755         634
         Other                                            75         409
                                                      ------      ------
                                                       3,296       2,193
         Valuation allowance                          (1,207)     (1,207)
                                                      ------      ------
                                                       2,089         986
      Deferred tax liabilities:
         Depreciation                                  2,694       2,375
                                                      ------      ------
      Net deferred tax liabilities                    $  605      $1,389
                                                      ======      ======

     A reconciliation between the statutory and effective income tax rates is as follows:

                                                          1995             1994         1993
                                                        -------           ------       -------
      Statutory tax rate                                 (34.0)            34.0        (34.0)
      State income taxes, net of federal benefit          (5.3)             4.4        (11.9)
      Non-taxable earnings of
        Foreign Sales Corporation subsidiary             (12.4)            (4.1)       (33.6)
      U.S. Anchor litigation                                              (13.5)
      Other                                               (2.7)             1.2          7.0
                                                         ------           ------

      Effective income tax rate                          (54.4%)          22.0%        (72.5%)
                                                         ======           ======       ======

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

     At August 31, 1995, the Company had a net operating loss carryforward available for federal and state income tax purposes of approximately $6,126,000, expiring through 2010. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation to the amount of its carryforwards which can be utilized. In addition, the Company has alternative minimum tax credit carryforwards of approximately $755,000 which may be used to offset future federal income taxes, if any. In accordance with SFAS 109, a valuation allowance had been provided to reduce certain deferred tax assets to an amount that management believes is likely to be realized. For the year ended August 31, 1995, the valuation allowance was unchanged.

8.   PROFIT SHARING PLAN

     Substantially all full-time employees of the Company are eligible to participate in a qualified profit sharing plan. Company contributions are at the discretion of the Board of Directors. The Company's contributions for the years ended August 31, 1995, 1994 and 1993 were $93,000, $81,000 and $42,000, respectively.

9.   COMMON STOCKHOLDERS' EQUITY

     a. Options

     The Company has an Incentive Stock Option Plan (the "Plan") authorizing the issuance of up to 250,000 shares of common stock of the Company for the granting of options to key employees. No options may be granted under the Plan after December 18, 1997. As of August 31, 1995, 197,000 shares remain available for future grant under the Plan.

     The following summarizes the transactions relating to the Company's qualified stock option plans for the years ended August 31, 1995, 1994 and 1993, including options outstanding under previously expired plans:

                                                                                       Option Shares
                                  Shares         Price per Share       Total            Exercisable
                                 --------       ---------------      ---------         ------------
        Options outstanding at
        August 31, 1992          112,500        $2.50 - 9.00         $ 631,500            37,300
                                                                                          ======
          Granted                 10,000        $7.00                   70,000
          Expired/Canceled       (10,000)       $9.00                  (90,000)
                                                                       -------

        Options outstanding at
         August 31, 1993         112,500        $2.50 - 9.00           611,500            49,900
                                                                                          ======
          Expired/Canceled       (29,600)       $2.50 - 9.00          (201,550)
          Exercised              (15,900)       $3.75 - 5.50           (66,000)
                                 -------                               -------

        Options outstanding at
        August 31, 1994           67,000        $3.75 - 8.00           343,950            34,700
                                                                                          ======
          Exercised              (20,000)       $3.75 - 4.88           (86,300)
                                 -------                                ------

        Options outstanding at
        August 31, 1995           47,000        $3.75 - 8.00         $ 257,650            20,900
                                 =======                             =========            ======

     In December 1987, the Company adopted the 1987 Non-Statutory Stock Option Plan and granted options to key personnel for the purchase of up to 200,000 shares of common stock at an exercise price of $11.50 per share. The options are exercisable over a ten-year period and may be accelerated by the Board of Directors upon the occurrence of certain events, including the merger of the Company with and into another entity . No expiration date for the options has been established and, at August 31, 1995, 80,000 shares were exercisable under this plan.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

     In connection with the Disston acquisition (Note 2), the Company granted the president of Disston a non-qualified stock option to purchase up to 100,000 shares of the Company's common stock at the exercise price of $5 per share. The purpose of this option is to provide a long-term incentive to remain in the employ of the Company. The option provides for annual vesting and shall become 100% vested over five years, subject to continuous employment with the Company. The Company has calculated the compensatory amount relating to the option as the difference between the fair market value and the option exercise price on the measurement date, of which $25,000 representing those shares immediately vested was recorded as part of the Disston purchase price. Unrecognized compensation expense at August 31, 1995 was $80,000. As of August 31, 1995, 36,000 shares were exercisable under this option.

     Subsequent to August 31, 1995, in connection with the proposed merger with Greenfield (Note 14), the Board of Directors voted to accelerate the vesting of 210,100 shares under the above plans. In September, 1995, optionees exercised options for 201,000 shares.

b.   Warrants

     In connection with the acquisition of Disston (Note 2), the Company issued a warrant to the president of Disston for the purchase of up to 100,000 shares of the Company's common stock at $10 per share. Such warrant was immediately exercisable for 100,000 shares and was exercised in September, 1995.

     Upon completion of the Disston financing, the Company issued a warrant to its senior lender to purchase 10,000 shares of common stock at $10 per share. Such warrant is immediately exercisable and expires in June 1997. In conjunction with the issuance of $2,180,000 of Senior Notes in June 1994 (Note 5d), the Company issued immediately exercisable warrants to purchase 54,500 shares of common stock at $10 per share. These warrants expire in May 1997.

     All of the above warrants have been appraised and recorded at an estimated market value of $.25 each.

10.    COMMITMENTS AND CONTINGENCIES

     In November 1986, a suit was instituted against the Company alleging illegal pricing and marketing practices in connection with the Company's marine anchor products. In March 1991, the Company was found liable in proceedings in the United States District Court for the Northern District of Georgia. In November 1993, the U.S. Court of Appeals for the Eleventh Circuit reversed the previous jury verdict against the Company, and entered judgement in favor of the Company on all federal antitrust issues. During the quarter ended November 30, 1993, the Company reversed its previously recorded liability for this matter and increased pre-tax income by $2,463,000. Certain issues of Georgia state law, which were originally decided in favor of the Company and were reversed during the appeal process, are being pursued by the plaintiff and are under consideration by the United States District Court for the Northern District of Georgia. In addition, the court has lifted the stay on the Company's previously filed antitrust action against the plaintiff.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

11.    LEASES

     The Company leases its manufacturing facilities, warehouses and offices under operating leases which expire at various dates through the year 2010. Two of the leases are with partnerships consisting of three officers/directors/stockholders (related parties) of the Company.

     Approximate aggregate minimum future rental commitments required under non-cancelable operating leases are as follows:

                                          Related
          Year Ending August 31:          Parties           Other                Total
          ----------------------
                                                       ( in thousands)
                                       --------             ------              -------
                1996                   $  1,221            $   579              $ 1,800
                1997                        830                506                1,336
                1998                        830                465                1,295
                1999                        830                352                1,182
                2000                        830                 27                  857
                Thereafter                8,130                                   8,130
                                       --------            -------
                Total                  $ 12,671            $ 1,929              $14,600
                                       ========            =======              =======

     Rent expense during the years ended August 31, 1993, 1994, and 1995 was as follows:

                           Related                   Discontinued      Total Rent
                           Parties      Other        Operations         Expense
                                             (in thousands)
                         -------        -----         -------          -------
                1993     $ 1,005        $ 269           $ 287          $ 1,561
                1994       1,010          503                            1,513
                1995       1,084          601                            1,685

     Rent paid to related parties is included in cost of revenues in the Consolidated Statement of Operations.

 12.   INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The operations of the Company are categorized into the following industry segments:

     Hardware Products - consists of an extensive line of power tool
     -----------------
     accessories, handsaws and hand tools, and lawn and garden products sold to industrial, tradesmen and consumer markets. Also included are winch and pump products sold to this market.

     Marine Products - consists of pumps and switches, lightweight anchors,
     ---------------
     winches, magnetic compasses and other instruments, and chemical and paint products for recreational and commercial marine markets.

     Other Revenues - primarily consists of a broad line of electric and
     --------------
     gasoline powered winches for the off-road, utility and vehicle markets, and sump/utility pumps.

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

Information pertaining to each industry segment and geographic area information
for the years ended August 31, 1995, 1994 and 1993 are   summarized as follows:

Operations                                1995       1994        1993
----------
                                                (in thousands)
Net Revenues:                           -------    --------    -------
   Hardware                             $45,194    $41,284     $26,701
   Marine                                20,772     20,448      19,245
   Other                                  2,492      2,187       2,388
                                        -------    -------     -------
                                        $68,458    $63,919     $48,334
                                        =======    =======     =======

 Operating Income:
   Hardware                             $  (547)   $ 2,574     $   812
   Marine                                 4,721      3,959       3,258
   Other                                    578        324         417
                                        -------    -------     -------
   Segment Profit                         4,752      6,857       4,487
   General Corporate Expenses            (1,323)    (1,746)     (1,533)
   U.S. Anchor Litigation                            2,463
                                        -------    -------     -------

   Operating Income                     $ 3,429    $ 7,574     $ 2,954
                                        =======    =======     =======

Segment profit consists of total net revenues less related operating costs and expenses. General corporate expenses include general and administrative costs which cannot be specifically allocated to the Company's industry segments. Intersegment sales area ccounted for at prices which are comparable to prices charged to unaffiliated customers.

Other Financial Information                 1995       1994        1993
---------------------------
Identifiable Assets:                             (in thousands)
                                           ------    -------     -------
   Hardware                               $53,073    $53,796     $29,198
   Marine                                   8,362      9,724      10,904
   Other                                    1,280      1,143       1,486
                                          -------    -------     -------

                                           62,715     64,663      41,588
   Corporate Assets                         1,170      1,980       3,705
                                          -------    -------     -------
                                          $63,885    $66,643     $45,293
                                          =======    =======     =======

Depreciation and Amortization:
   Hardware                               $ 2,780    $ 1,908     $ 1,179
   Marine                                     735      1,038       1,013
   Other                                       49         48          48
   Corporate                                  245        302         256
   Discontinued Operations                                           526
                                          -------    -------     -------
                                          $ 3,809    $ 3,296     $ 3,022
                                          =======    =======     =======

Property Additions:
   Hardware                               $ 2,107    $ 1,991     $   976
   Marine                                     136        188         113
   Other                                        2          7          63
   Corporate                                  133         92         379
   Disston Acquisition                                             1,597
   Discontinued Operations                                            58
                                          -------    -------     -------
                                          $ 2,378    $ 3,875     $ 1,589
                                          =======    =======     =======

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

     Corporate assets consist of cash and certain other assets which cannot be identified by industry segment.

     Geographic Area Information
     ---------------------------

     The Company has no facilities outside the United States, except for a warehouse in Canada. Export revenues by major geographic concentrations are summarized below:

                                            1995     1994     1993
                                              (in thousands)
                                          -------  ------   -------
     Europe/Africa/Middle East           $ 8,359  $ 6,557  $ 5,878
     Latin and South America/Far East      5,726    5,376    5,674
     Canada                                3,743    3,770    3,115
                                         -------  -------  -------
                                         $17,828  $15,703  $14,667
                                         =======  =======  =======

13.    DISCONTINUED OPERATIONS
       In 1993, the Company sold substantially all of the assets of two subsidiaries, Silver Metal Products, Inc. and Phillips Screw Company, for a total price of $11,072,000. The loss from discontinued operations of $74,000 includes a net loss from discontinued operations of $187,000 and a net gain on the asset sales of $113,000. The transactions were recorded as disposals of segments of the business and accordingly, their operating results were classified as discontinued operations in 1993. In fiscal 1993, net revenues of the discontinued operations prior to disposition were $6,667,000.

14.    PROPOSED MERGER WITH GREENFIELD INDUSTRIES, INC.
       On August 11, 1995, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Greenfield and Rule Acquisition Corporation (a wholly owned subsidiary of Greenfield), whereby the Company will become a wholly owned subsidiary of Greenfield. In connection with the Merger Agreement, Greenfield was granted an option to purchase 630,000 shares of the Company's common stock for a purchase price of $8 per share. Under the terms of the Merger Agreement, each share of Rule common stock outstanding will be entitled to receive $15.30 in cash and a beneficial interest in a Liquidating Trust (except for shares owned by Greenfield, Excluded Shares and Dissenting Shares as defined in the Merger Agreement). Prior to the effective time of the Merger, a Liquidating Trust will be established to receive the net proceeds, if any, relating to arbitration proceedings between Disston and a former owner of Disston. Management currently estimates the value of the Liquidating Trust to be $.15 per share; however, a recovery, if any, is dependent on the favorable resolution of many complex factual and legal issues.

       On September 15, 1995, Greenfield exercised its option to purchase 630,000 shares of Rule common stock. The proceeds of $5,040,000 from the exercise were used to reduce the Company's outstanding senior indebtedness. Furthermore, outstanding options and warrants for 311,500 shares of common stock were exercised in September, 1995, including 301,000 shares exercised by Company management. The proceeds of $2,434,000 from the exercise of these options and warrants were used for working capital purposes.

       The Merger Agreement is subject to approval by the holders of at least two-thirds of the outstanding shares of Rule common stock. The Merger Agreement may be canceled by the mutual agreement of Greenfield and the Company, and by the Company or Greenfield if certain conditions are not met, as discussed in the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company has agreed to reimburse Greenfield for up to $450,000 of expenses incurred by Greenfield in connection with the Merger Agreement.

       The Consolidated Statement of Operations for the year ended August 31, 1995 reflects $454,000 of merger related costs incurred by the Company.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


     To the Board of Directors and
     Shareholders of Rule Industries, Inc.

     Our audit of the consolidated financial statements of Rule Industries, Inc., and its subsidiaries, referred to in our report dated October 27, 1995, except for Note 5 which is as of November 30, 1995 (the Report), appearing on page F-11 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed as item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     As explained in the Report, the consolidated financial statements of Rule Industries, Inc. as of August 31, 1994 and for each of the two years in the period ended August 31, 1994 were audited by other independent accountants whose report dated December 12, 1994 expressed an unqualified opinion on those statements.



     PRICE WATERHOUSE LLP
     St. Louis, Missouri
     October 27, 1995

                    RULE INDUSTRIES, INC. AND SUBSIDIARIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                Balance         Additions                                      Balance
                              Beginning of      Charged to                                     End of
                                Period           Expense       Deductions        Other         Period
                                -------         ---------     ------------       -----         -------
VALUATION ALLOWANCE
FOR TRADE RECEIVABLES
 Year ended August 31, 1995     $422,000         159,000       218,000(1)        5,000        $368,000
 Year ended August 31, 1994      242,000         257,000       300,000(1)      223,000(2)      422,000
 Year ended August 31, 1993      416,000          86,000       260,000(1)          ---         242,000

INVENTORY VALUATION
ALLOWANCE
 Year ended August 31, 1995     $650,000                                                      $650,000
 Year ended August 31, 1994       25,000          25,000                       600,000(2)      650,000
 Year ended August 31, 1993       25,000                                                        25,000

(1) Amounts represent uncollectible accounts written off, net of recoveries.

(2) Represents balances acquired in connection with the Disston acquisition.